Form 10QSB
period 2001-06-30
COBRA FINANCIAL SERVICES INC
filed 2001-08-17
CIK 1118650

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: June 30, 2001

                       Commission file number 000-32845


                        Cobra Financial Services, Inc.
            (Exact name of registrant as specified in its charter)

               Texas                                       75-2668876
            ------------                               -----------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

           3020 Legacy Drive, Suite 100
                Plano Texas 75023                       75023
          -----------------------------           -----------------
     (Address of principal executive offices)         (zip code)

                  Issuer's Telephone Number:    214.726.9306

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    As of June 30, 2001, there were 15,630,000 shares of common stock outstanding.



ITEM 1. FINANCIAL STATEMENTS

                         Cobra Financial Services Inc.
                                 Balance Sheets
                                  (Unaudited)

                                                       June 30     December 31
                                                         2001         2000
                                                      __________   __________
                                  A S S E T S
                                 _____________


Current Assets:
---------------
Cash                                                  $      112   $      421
                                                      __________   __________
          Total Current Assets                               112          421

Fixed Assets:
-------------
Farm Equipment                                            89,612       89,612
Buildings                                                 26,653       26,653
Leasehold Improvements                                    52,746       52,746
Accumulated Depreciation                                 (24,058)     (16,664)
                                                      __________   __________
        Total Fixed Assets                               144,953      152,347

                                                      __________   __________
        Total Assets                                  $  145,065   $  152,768
                                                      ==========   ==========


    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
   _________________________________________________________________________

Current Liabilities
-------------------
Accrued Expenses                                      $    6,000   $       -
Deferred Income Tax Payable                                6,009       11,262
Note Payable - Related Party                              28,474       26,725
                                                      __________   __________
        Total Current Liabilities                         40,483       37,987

Commitments and Contigencies                                  -            -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares         -            -
     authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares       15,630       15,630
     authorized;  15,630,000 shares issued and
     outstanding
Additional paid-in capital                                14,330       14,330
Accumulated surplus                                       74,623       84,821
                                                      __________   __________

        Total Stockholders' Equity                       104,583      114,781
                                                      __________   __________

        Total Liabilities and Stockholders'  Equity   $  145,065   $  152,768
                                                      ==========   ==========



               See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                           Statements of Operations
                                  (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                              _______________________   _______________________
                                                 2001         2000         2001         2000
                                              __________   __________   __________   __________
Revenues:
     Revenue                                  $    3,300   $   11,500   $   20,867   $  539,585
                                              __________   __________   __________   __________
          Total revenues                           3,300       11,500       20,867      539,585

Operating Expenses:
     Consulting Expenses                              -        13,493           -        91,359
     Officer Salary and Expenses                   17,000          -        17,000      314,358
     Professional Fees                             1,200        7,700        1,200       45,250
     Vehicle Expenses                                 -         6,239          847       13,047
     Lease Expenses                                   -         6,091        6,000       12,182
     Depreciation                                  3,697        3,367        7,394        6,734
     General and Administrative                    2,560       14,420        3,878       24,315
                                              __________   __________   __________   __________
                                                  24,457       51,310       36,319      507,245
                                              __________   __________   __________   __________
          Income (Loss) from operations          (21,157)     (39,810)     (15,452)      32,340
                                              __________   __________   __________   __________
Provision for Income Taxes:
     Income Tax Benefit (Expense)                  7,193       13,535        5,254      (10,996)


          Net Income (Loss)                   $  (13,964)  $  (26,275)  $ (10,198)  $   21,344
                                              ==========   ==========   ==========   ==========
Loss per common share:

          From operations                     $    (0.00)  $    (0.00)  $   (0.00)  $     0.00
                                              __________   __________   __________   __________

Weighted average common shares outstanding    15,630,000   14,880,000   15,630,000   14,880,000
                                              ==========   ==========   ==========   ==========
          Retroactively Restated



               See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                            _______________________
                                                               2001         2000
                                                            __________   __________

Cash Flows from Operating Activities:
Net Income                                                  $  (10,198)  $   21,344


Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
               Depreciation                                      7,392        6,734
          Changes in operating assets and liabilities:
               Accrued Expenses                                  6,000           -
               Deferred Income Tax Payable                      (5,253)      20,141
                                                            __________   __________
Net Cash provided by (used in) Operating Activities         $   (2,059)  $   48,219

Cash Flows from Investing Activities:
          Fixed Assets                                              -       (85,581)
                                                            __________   __________
Net Cash provided by (used in) Investing Activities         $       -    $  (85,581)

Cash Flows from Financing Activities:
          Issuance of common stock                                  -            -
          Proceeds from financing                                   -        25,000
          Advances from officer                                  1,750           -
                                                            __________   __________
Net Cash provided by (used in) Financing Activities         $    1,750   $   25,000

Net Increase (Decrease) in cash and cash equivalents              (309)     (12,362)

Cash at beginning of period                                 $      421   $   26,778
                                                            ==========   ==========
Cash at end of period                                       $      112   $   14,416
                                                            ==========   ==========
Supplemental disclosure:
          Total interest paid                               $       -    $       -
                                                            ==========   ==========



               See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                         Notes to Financial Statements



NOTE 1- BASIS OF PRESENTATION
______________________________

General
-------
The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of June 30, 2001 and for the three and six months ended June 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of their operations for the three and six months ended June 30, 2001 and 2000, and their cash flows for the three and six months ended June 30, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission

Organization
------------
Cobra Financial Services Inc. ("the Company") was incorporated under the laws of the State of Texas on September 16, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of June 30, 2001. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock.

Note 2  -  Summary of Significant Accounting Policies
______________________________________________________

Revenue
-------
Revenue consists of consulting fees relating to services performed by the Company. The Company records revenue based on the accrual method of accounting.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Fixed Assets
------------
Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

     The estimated useful lives are as follows:

                    Farm Equipment                7 years
                    Leasehold Improvements       25 years
                    Buildings                    40 years

Depreciation expense for the years ended December 31, 2000 and June 30, 2001 was $12,664 and $7,394, respectively.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Fair Value Of Financial Instruments
-----------------------------------
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at June 30, 2001.

Long-Lived Assets
-----------------
Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

Note 3  -  Common Stock
________________________

In May of 2000, the Company approved a 4000 to 1 forward split of the outstanding common stock. At the time of the forward split there were a total of 1,240 shares outstanding. The financial statements areshowing the shares retroactively restated.

In July of 2000, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded be sections 4 (2) and 3(b) of the Act and Regulation D, Rule 506 promulgated there under. The Company sold 250,000 shares of common stock at a price of $.10 per share for a total amount raised of $25,000.

Note 4  -  Related Parties
___________________________

Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $343,072 and $44,678 for the years ended December 31, 2000 and 1999, respectively.

Also, Carlton Fleming advanced the Company a total of $28,475 that is recorded as Note Payable - Related Party.

The company neither owns nor leases any real property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts


Note 5 - Organization Costs
____________________________

The Company has incurred legal, accounting and other formation costs. During the years ended December 31, 2000 and 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities". It requires most start-up activities to be expenses to operations as incurred.

Note 6 - Income Taxes
______________________

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes.

Note 7  -  Subsequent Events
_____________________________

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the process of registering its common stock on a Form 10-SB registration statement pursuant to the Securities Exchange Act of
1934  (the "Exchange  Act")  and  Rule  12(g)  thereof.   The  Company  files
with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.


Plan of operation for the next twelve months. In July of 2000, we an offering of our securities that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded be sections 4 (2) and 3(b) of the Act and Regulation D, Rule 506 promulgated there under. We sold 250,000 shares of our common stock at a price of $.10 per share for a total amount raised of $25,000.

Over the next twelve months our focus will be on:

  o Locating and negotiating purchase agreements with local vendors and meat packing plants for the purpose of guarantying a supply commitment to meet the initial export requirements. o Securing export contracts by finalizing negotiation and signing agreements with overseas buyers.

  o Hiring and training of staff to effectively and efficiently support the company function and operation activity.

  o  Develop an internal control system and implement an information system.

Given the company's limited financial resources, the company will have to rely on sales of it's securities and possible loans from directors and government subsidies. The company intends to apply for a SBA loan under the International trade Program. However, the company has not submitted an application for an SBA loan as of the date of this filing.

Results of Operations

We have not engaged in any farming operations to date. Our only revenues have been derived from consulting income received while building our business plan. We received revenues for the quarter ending June 30, 2001 of $3,300 versus the same period of 2000 of $11,500. The primary reason for the decrease over the prior year quarter was due to the decrease in consulting performed by the president of the company.

We realized net income (loss) of ($10,198) for the six months ending June 30, versus net income (loss) of $21,344 for the six months ending June 30, 2000.

Capital Resources And Liquidity

As of June 30, 2001 our total cash available was $112. Our total assets were $145,065.

In the fiscal year 2000, we issued 250,000 shares of our common stock for $25,000 to 3 shareholders in a private placement of our common stock under Regulation D Rule 506 of the 1933 Securities and Act which we believe is exempt from registration in accordance with the provisions of Section 4(2). Aside from these monies raised the we are dependent on the resources of our President Carlton Fleming. We anticipate that the copmany's president will assist in funding operation because of his equity holding in the company.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cobra Financial Services, Inc.

                              By: /S/ CARLTON W. FLEMING
                                   Carlton W. Fleming, President

Dated:    August 17, 2001