Form 10QSB
period 2001-09-30
COBRA FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1118650

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

                   For the quarter ended: September 30, 2001

                       Commission file number 000-32845

                        Cobra Financial Services, Inc.
           (Exact name of registrant as specified in its charter)

                Texas                                    75-2668876
             -----------                               --------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      3020 Legacy Drive, Suite 100
         Plano Texas 75023                              75023
     -----------------------------                  --------------
     (Address of principal executive offices)         (zip code)

                 Issuer's Telephone Number:    214.726.9306

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

    As of September 30, 2001, there were 15,630,000 shares of common stock outstanding.




ITEM 1.  FINANCIAL STATEMENTS

                         Cobra Financial Services Inc.
                                Balance Sheets
                                  (Unaudited)

                                                                  June 30       December 31
                                                                   2001            2000
                                                               _____________   _____________
                                  A S S E T S
                                  -----------
Current Assets:
---------------
Cash                                                            $     2,169     $       421
                                                               _____________   _____________
          Total Current Assets                                        2,169             421

Fixed Assets:
-------------
Farm Equipment                                                       89,612          89,612
Buildings                                                            26,653          26,653
Leasehold Improvements                                               52,746          52,746
Accumulated Depreciation                                            (27,755)        (16,664)
                                                               _____________   _____________
          Total Fixed Assets                                        141,256         152,347
                                                               _____________   _____________

          Total Assets                                          $   143,425     $   152,768
                                                               =============   =============


         L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
         -----------------------------------------------------------------------

Current Liabilities
-------------------
Accrued Expenses                                                $     3,335     $         -
Deferred Income Tax Payable                                           5,762          11,262
Note Payable - Related Party                                         30,223          26,725
                                                               _____________   _____________
          Total Current Liabilities                                  39,320          37,987

Commitments and Contigencies                                              -               -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock, $.001 par value, 20,000,000 shares                       -               -
     authorized;  none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares                    15,630          15,630
     authorized;  15,630,000 shares issued and
     outstanding
Additional paid-in capital                                           14,330          14,330
Accumulated surplus                                                  74,145          84,821
                                                               _____________   _____________

          Total Stockholders' Equity                                104,105         114,781
                                                               _____________   _____________

          Total Liabilities and Stockholders'  Equity           $   143,425     $   152,768
                                                               =============   =============



                See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                           Statements of Operations
                                 (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                ________________________________________________________
                                                    2001           2000           2001           2000
                                                ___________    ___________    ___________    ___________
Revenues:
     Revenue                                    $    7,400     $       -      $   28,267     $  539,585
                                                ___________    ___________    ___________    ___________
        Total revenues                               7,400             -          28,267        539,585

Operating Expenses:
     Consulting Expenses                                 -          8,305              -         99,664
     Officer Salary and Expenses                         -              -         17,000        314,358
     Professional Fees                                 900              -          2,100         45,250
     Vehicle Expenses                                2,808          3,001            847         16,048
     Lease Expenses                                      -              -          6,000         12,182
     Depreciation                                    3,697          3,367         11,091         10,101
     General and Administrative                        719         11,026          7,405         35,341
                                                ___________    ___________    ___________    ___________
                                                     8,124         25,699         44,443        532,944
                                                ___________    ___________    ___________    ___________
        Income (Loss) from operations                 (724)       (25,699)       (16,176)         6,641
                                                ___________    ___________    ___________    ___________

Provision for Income Taxes:
     Income Tax Benefit (Expense)                      246          8,738          5,500         (2,258)


         Net Income (Loss)                      $     (478)    $  (16,961)    $  (10,676)    $    4,383
                                                ===========    ===========    ===========    ===========
Loss per common share:

         From operations                        $    (0.00)    $    (0.00)    $    (0.00)    $     0.00
                                                ___________    ___________    ___________    ___________

Weighted average common shares outstanding      15,630,000     14,880,000     15,630,000     14,880,000
                                                ===========    ===========    ===========    ===========
         Retroactively Restated




                See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                _____________________________
                                                                    2001            2000
                                                                _____________   _____________
Cash Flows from Operating Activities:
Net Income                                                       $   (10,676)    $     4,383
                                                                _____________   _____________

Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
           Depreciation                                               11,091          10,101
        Changes in operating assets and liabilities:
           Accrued Expenses                                            3,335               -
           Deferred Income Tax Payable                                (5,500)         20,000
                                                                _____________   _____________
Net Cash provided by (used in) Operating Activities              $    (1,750)    $    34,484

Cash Flows from Investing Activities:
      Fixed Assets                                                         -         (85,581)
                                                                _____________   _____________
Net Cash provided by (used in) Investing Activities              $         -     $   (85,581)

Cash Flows from Financing Activities:
      Issuance of common stock                                             -          25,000
      Proceeds from financing                                                              -
      Advances from officer                                            3,498               -
                                                                _____________   _____________
Net Cash provided by (used in) Financing Activities              $     3,498     $    25,000

Net Increase (Decrease) in cash and cash equivalents                   1,748         (26,097)

Cash at beginning of period                                      $       421     $    26,778
                                                                =============   =============

Cash at end of period                                            $     2,169     $       681
                                                                =============   =============
Supplemental disclosure:
      Total interest paid                                        $         -     $         -
                                                                =============   =============




                See accompanying notes to Financial Statements.

                        Cobra Financial Services, Inc.
                        Notes to Financial Statements


NOTE 1  -  BASIS OF PRESENTATION
--------------------------------

General
-------
The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of their operations for the three and nine months ended September 30, 2001 and 2000, and their cash flows for the three and nine months ended September 30, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission

Organization
------------
Cobra Financial Services Inc. ("the Company") was incorporated under the laws of the State of Texas on September 16, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of September 30, 2001. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock.

Note 2   - Summary of Significant Accounting Policies
-----------------------------------------------------

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

                        Cobra Financial Services, Inc.
                        Notes to Financial Statements


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

The estimated useful lives are as follows:

               Farm Equipment              7 years
               Leasehold Improvements     25 years
               Buildings                  40 years

Depreciation expense for the years ended December 31, 2000 and nine months ended September 30, 2001 was $12,664 and $11,091, respectively.

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

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

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

                        Cobra Financial Services, Inc.
                        Notes to Financial Statements


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

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after December 31, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

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

                        Cobra Financial Services, Inc.
                        Notes to Financial Statements


Note 3  -  Common Stock
-----------------------

In May of 2000, the Company approved a 4000 to 1 forward split of the outstanding common stock. At the time of the forward split there were a total of 1,240 shares outstanding. The financial statements are showing the shares retroactively restated.

In July of 2000, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded be sections 4 (2) and 3(b) of the Act and Regulation D, Rule 506 promulgated there under. The Company sold 250,000 shares of common stock at a price of $.10 per share for a total amount raised of $25,000.

Note 4  -  Related Parties
--------------------------

Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $343,072 and $44,678 for the years ended December 31, 2000 and 1999, respectively. For the nine months ended September 30, 2001, he received $17,000 in salary.

Also, Carlton Fleming advanced the Company a total of $30,223 that is recorded as Note Payable - Related Party.

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

Note 5  -  Organization Costs
-----------------------------

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

Note 6  -  Income Taxes
-----------------------

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

                        Cobra Financial Services, Inc.
                        Notes to Financial Statements


Note 7  -  Going Concern
------------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's revenue has decreased subsequent to the year ended December 31, 2000 and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through its business plan, and through the merger with or acquisition of profitable operations.

Note 8  -  Notes Payable - Related Party
----------------------------------------

The major shareholder, Carlton Fleming has advanced the Company $30,223 as of September 30, 2001. The note is classified as a current liability with a maturity date of December 31, 2001 and does not contain an interest provision


Note 9  -  Subsequent Events
----------------------------

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

Over the next twelve months our focus will be on:

     o Locating and negotiating purchase agreements with local vendors meatpacking plants for the purpose of guarantying a supply commitment to meet the initial export requirements.

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

Results of Operations

We have not engaged in any farming operations to date. Our only revenues have been derived from consulting income received while building our business plan. We received revenues for the quarter ending September 30, 2001 of $7,400 versus the same period of 2000 of $0.0. The primary reason for the increase over the prior year quarter was due to the increase in consulting performed by the president of the company.

We realized net income (loss) of ($478) for the three months ending September 30, versus net income (loss) of $(16,961) for the three months ending September 30, 2000.

Capital Resources And Liquidity

As of September 30, 2001 our total cash available was $2,169. Our total assets were $143,425.

In the fiscal year 2000, we issued 250,000 shares of our common stock for $25,000 to 3 shareholders in a private placement of our common stock under Regulation D Rule 506 of the 1933 Securities and Act which we believe is exempt from registration in accordance with the provisions of Section 4(2). Aside from these monies raised then, we are dependent on the resources of our President Carlton Fleming. We anticipate that the company's president will assist in funding operation because of his equity holding in the company.

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


                           Cobra Financial Services, Inc.

                           By:_/s/ Carlton W. Fleming
                                Carlton W. Fleming, President

Dated:    November 15, 2001