Form 10QSB/A
period 2001-06-30
COBRA FINANCIAL SERVICES INC
filed 2002-03-08
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB,




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                           ---------------    ----------------

Commission File Number: 000-32845

                         Cobra Financial Services, Inc.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

Texas                                                                75-2668876
-----                                                                ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              811 S. Central Expressway, Suite 210, Richardson, Texas 75080
                         (Address of principal executive offices)


                                  972.644.9991
                                  ------------
                           (Issuer's Telephone Number)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2001, there were 15,630,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                          Cobra Financial Services Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                      June 30          December 31
                                                                        2001              2000
                                                                  -----------------------------------
                                   A S S E T S
                                   -----------
Current Assets:
---------------
Cash                                                              $            112   $           421
                                                                  -----------------  ----------------
             Total Current Assets                                              112               421

Fixed Assets:
------------
Farm Equipment                                                              89,612            89,612
Buildings                                                                   26,653            26,653
Leasehold Improvements                                                      52,746            52,746
Accumulated Depreciation                                                   (24,058)          (16,664)
                                                                  -----------------  ----------------
             Total Fixed Assets                                            144,953           152,347
                                                                  -----------------  ----------------
             Total Assets                                         $        145,065   $       152,768
                                                                  =================  ================

        L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
        --------------------------------------------------------------------

Current Liabilities
-------------------
Accrued Expenses                                                  $          6,000   $             -
Deferred Income Tax Payable                                                  6,009            11,262
Note Payable - Related Party                                                28,474            26,725

                                                                  -----------------  ----------------
             Total Current Liabilities                                      40,483            37,987

Commitments and Contigencies                                                     -                 -
---------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares                            -                 -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                         15,630            15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                  14,330            14,330
Accumulated surplus                                                         74,623            84,821
                                                                  -----------------  ----------------
             Total Stockholders' Equity                                    104,583           114,781
                                                                  -----------------  ----------------
             Total Liabilities and Stockholders'  Equity          $        145,065   $       152,768
                                                                  =================  ================

                See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                            Statements of Operations
                                  (Unaudited)

                                                    Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                                    -------------------------------------------------------------------
                                                         2001                 2000            2001            2000
                                                    ----------------    -------------------------------   -------------
Revenues:
       Revenue                                      $         3,300     $          11,500   $   20,867    $    539,585
                                                    ----------------    -------------------------------   -------------
           Total revenues                                     3,300                11,500       20,867         539,585

Operating Expenses:
       Consulting Expenses                                        -                13,493            -          91,359
       Officer Salary and Expenses                           17,000                     -       17,000         314,358
       Professional Fees                                      1,200                 7,700        1,200          45,250
       Vehicle Expenses                                           -                 6,239          847          13,047
       Lease Expenses                                             -                 6,091        6,000          12,182
       Depreciation                                           3,697                 3,367        7,394           6,734
       General and Administrative                             2,560                14,420        3,878          24,315
                                                    ----------------    -------------------------------   -------------
                                                             24,457                51,310       36,319         507,245
                                                    ----------------    -------------------------------   -------------
           Income (Loss) from operations                    (21,157)              (39,810)     (15,452)         32,340
                                                    ----------------    -------------------------------   -------------
Provision for Income Taxes:
       Income Tax Benefit (Expense)                           7,193                13,535        5,254         (10,996)

           Net Income (Loss)                        $       (13,964)    $         (26,275)  $  (10,198)   $     21,344
                                                    ================    ===============================   =============
Loss per common share:
           From operations                          $         (0.00)    $           (0.00)  $    (0.00)   $       0.00
                                                    ----------------    -------------------------------   -------------
Weighted average common shares outstanding               15,630,000            14,880,000   15,630,000      14,880,000
                                                    ================    ===============================   =============
           Retroactively Restated

                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                              -----------------------------------------
                                                                     2001                  2000
                                                              --------------------  -------------------
Cash Flows from Operating Activities:
Net Income                                                    $           (10,198)  $           21,344

Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
           Depreciation                                                     7,392                6,734
        Changes in operating assets and liabilities:
           Accrued Expenses                                                 6,000                    -
           Deferred Income Tax Payable                                     (5,253)              20,141
                                                              --------------------  -------------------
Net Cash provided by (used in) Operating Activities           $            (2,059)  $           48,219

Cash Flows from Investing Activities:
        Fixed Assets                                                            -              (85,581)
                                                              --------------------  -------------------
Net Cash provided by (used in) Investing Activities           $                 -   $          (85,581)

Cash Flows from Financing Activities:
        Issuance of common stock                                                -                    -
        Proceeds from financing                                                                 25,000
        Advances from officer                                               1,750                    -
                                                              --------------------  -------------------
Net Cash provided by (used in) Financing Activities           $             1,750   $           25,000

Net Increase (Decrease) in cash and cash equivalents                         (309)             (12,362)

Cash at beginning of period                                   $               421   $           26,778
                                                              ====================  ===================
Cash at end of period                                         $               112   $           14,416
                                                              ====================  ===================
Supplemental disclosure:
        Total interest paid                                   $                 -   $                -
                                                              ====================  ===================

                See accompanying notes to Financial Statements.

                         Cobra Financial Services, Inc.
                          Notes to Financial Statements


NOTE 1- BASIS OF PRESENTATION
-----------------------------

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

Note 2  -  Summary of Significant Accounting Policies
------------------------------------------------------


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

                         Cobra Financial Services, Inc.
                          Notes to Financial Statements


Note 3  -  Common Stock
-------------------------

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
--------------------------


Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $343,072 and $44,678 for the years ended December 31, 2000 and 1999, respectively. For the six months ended June 30, 2001, he received $17,000 in salary.


Also, Carlton Fleming advanced the Company a total of $28,475 that is recorded as Note Payable - Related Party.

The company neither owns nor leases any real property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

Note 5 - Organization Costs
---------------------------

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

Note 6 - Income Taxes
---------------------

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


Note 7 - Going Concern
----------------------


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


Note 8 - Notes Payable - Related Party
--------------------------------------


The major shareholder, Carlton Fleming has advanced the Company $26,725 as of December 31, 2000. The note is classified as a current liability with a maturity


Note 9  -  Subsequent Events
-----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Cobra Financial Services, Inc. was incorporated in Texas in 1996 by Mr. Carlton Fleming, our president and a member of our Board of Directors, for the purpose of investing in agricultural land and projects. For several years we invested heavily in the improvement of farmland and farming equipment in the State of Texas while attempting to attract experts in the fields for the purpose of raising cattle and exporting bovine meat to the United Arab Emirates (the "UAE"), Kuwait and Saudi Arabian Markets. We believe that the demand for quality beef from the United States has never been better and we believe that this is the ideal time for us to seize this opportunity and participate in the export of United States beef worldwide.


In that regard, we leased real estate in north Texas. We constructed a 7,200 square foot building on the leased property. Although we cannot give a specific timetable, we hope to purchase our own cattle to raise on the property. We will not purchase cattle until and unless we have generated sufficient revenue for a sufficient period of time to justify such action. There is no guarantee that we will ever generate sufficient revenue to purchase our own cattle. Therefore, our initial business will be to purchase beef from third party suppliers for export. The property is located in north Texas in an area supported by municipal utilities. The property is situated in a moderate climate zone that we believe is ideal for raising cattle in that the climate and conditions are conducive to raising healthy cattle. The property is located near a major highway and relatively close to a railroad, seaports, and airport facilities which makes transportation of beef more convenient. Our operations to date have focused on improving the real property. As discussed above, we have constructed a 7,200 square foot building, cleared brush, plowed and planted Bermuda grass, installed water, electricity, roads, and erected fencing. We do not anticipate that we will purchase cattle for at least the next 12 months. As of March 4, 2002, we had not entered into any agreements to export beef, nor can we give any assurances that we will be able to arrange for contracts to export beef in the near future.

As of March 4, 2002, the only revenues we have generated are from consulting services provided by Mr. Fleming, our president. Mr. Fleming has provided consulting services in the areas of general business and corporate operations. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should be raise sufficient funding through loans or otherwise, we plan to completely discontinue providing business consulting services and intend to focus only on our proposed exporting activities.

In or around May, 2000, we decided that it would be in the best interests of the company and its shareholders to increase that number of issued and outstanding common stock through a forward stock split. Specifically, around this time we formulated our plan to register our stock pursuant to the Exchange Act and felt it was in the best interests of the company and our shareholders to increase the total issued and outstanding stock as we believed that such split would increase access to capital markets. Therefore, on May 19, 2000, we authorized a forward stock split of 4000 to 1. Immediately prior to the stock split, we had 1,240 shares of common stock issued and outstanding. Immediately following the stock split we had 4,960,000 shares of our common stock issued and outstanding.

On October 12, 2000 our board of directors authorized a 3 to 1 forward split of our common stock. Specifically, we felt it was in the best interests of the company and our shareholders to increase the total issued and outstanding stock as we believed that such split would increase access to capital markets. Our total issued and outstanding common stock immediately prior to the stock split was 5,210,000 shares of common stock. Our total issued and outstanding common stock immediately following the stock split was 15,630,000 shares of our common stock.

Planned Operation. At least initially, we plan to purchase meat to import. Over the next three years we plan to purchase ready-to-ship frozen meat products from existing meat packing plants which have excess capacity. We will purchase the meat already frozen from meatpacking facilities. After the meat has been purchased from plants throughout the United States, we plan to ship it to overseas buyers in 40 foot containers. Each container we plan to use will be able to hold approximately 25 metric tons (approximately 61,000 pounds) of meat. We anticipate that the average shipping time will be three to four weeks from shipment to destination, depending on the destination. Once we begin importing beef, we will attempt to process bi-weekly shipments of two containers each in order to reach our production target of 1.5 million pounds per year at an average of 125,000 pounds per month. We hope that at the end of a three year period, we will have the ability to purchase our own cattle. There is no guaranty that we will ever be in the position to purchase our own cattle.


We anticipate the following development schedule:

     o Conducting research and development. Since early 1999, we have been actively studying the export potential and studying market trends related to the export of U.S. Agricultural products. We have also been examining the nature and extent of the USDA subsidy programs as well as the development of our target market. By the end of 1999, we completed our study. We felt that preliminary indications justified the commissioning of feasibility study conducted by professional firm. The cost of the study was $2,500 and it was paid for from our existing capital resources.


     o Raising working capital. Our registration statement, of which this prospectus forms a part, was filed with the Securities and Exchange Commission on June 5, 2001. Sixty days after filing, our registration statement became effective with the Securities and Exchange Commission. We plan to apply with the National Association of Securities Dealers, Inc., to participate on the Over-the-Counter Bulletin Board. If we are cleared to participate on the Over-the-Counter Bulletin Board, we expect to be able to raise the necessary capital to fund our initial operations. Specifically, we believe that the capital markets available to a Bulletin Board company are broader than those available to a private company. We believe that, in general, investors view participation the Bulletin Board as providing a certain degree of liquidity to their investment compared to stock ownership in a purely private company. Therefore, we believe that should we be cleared to participate on the Bulletin Board, we will have access to investors which would not otherwise be available if we were a private company.


We anticipate that we will be in a position to apply for SBA loans during the third quarter of 2002. We anticipate that the legal, professional, and operational costs associated with this process are $30,000. We plan to pay such expenses from our existing capital resources.


We have filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. Our Form 10-SB became effective 60 days after its filing. Therefore, we are required to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. [material omitted]


For the six-month period ended June 30, 2001.


Liquidity and Capital Resources. We had cash of $112 as of June 30, 2001, compared to cash of $421 as of December 30, 2000. As of June 30, 2001, our total assets were $145,065, compared to total assets of $152,768 as of December 30, 2000. Our fixed assets at June 30, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746, less depreciation of $24,058. This is compared to our fixed assets at December 30, 2000, which consisted of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $16,664.

As of June 30, 2001, we had liabilities of $40,483, compared to liabilities of $37,987 as of December 30, 2000. At June 30, 2001 our assets exceeded our liabilities by $104,583, compared to our assets exceeding liabilities by $114,781 as of December 30, 2000.

Results of Operations.


We have not engaged in any farming operations to date. Our only revenues have been derived from consulting income from consulting services provided by our president, Carlton Fleming. [material omitted]


Revenues. During the six month period ended June 30, 2001, we realized $20,867 in revenues, compared to $539,585 realized during the same period ending June 30, 2000. The revenue was from consulting services provided by our president, Carlton Fleming. Our revenue decreased significantly over the above-reported periods because our president began to direct his focus on developing our current business.


Operating Expenses. Our total expenses were $36,319 for the six-month period ended June 30, 2001 compared to total expenses of $507,245 for the six-month period ended June 30, 2000. Our reduced expenses for the corresponding periods was primarily due to reduced expenses for consulting services, reduced officers salaries and expenses, reduced professional fees and vehicle expenses and reduced general and administrative expenses. For the six-month period ended June 30, 2001, we experienced a net loss of $15,452 compared to net income of $32,340 for the six-month period ended June 30, 2000. Although we had significantly more less for the six month period ended June 30, 2000, that was offset by the decreased revenues in 2000, ultimately resulting in a net loss.

We have not engaged in any exporting activities to date. Our only revenues have been derived from the general business consulting services provided by our president, Mr. Fleming, to other businesses. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should be successful in raising sufficient capital through loans or otherwise, we plan to completely discontinue our business consulting services and focus entirely on our proposed exporting activities. There is also no guarantee that we will be able to generate revenues from our proposed exporting activities.

During the fiscal year ended December 31, 2000, we issued 250,000 shares of our common stock for $25,000 to 3 shareholders in a private placement of our common stock under Regulation D, Rule 506 of the 1933 Securities and Exchange Act which we believe was exempt from registration in accordance with the provisions of
Section 4(2).

Plan of Operation for the Next Twelve Months.  [material omitted]


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

Given our limited financial resources, we will have to rely on sales of the company's securities and possible loans from directors and government subsidies. We intend to apply for a SBA loan under the International Trade Program. However, we have not submitted an application for an SBA loan as of the date of this filing.


We may seek additional funding through public or private sales of our securities, including equity securities, or through commercial or private financing arrangements. However, adequate funds, whether through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or may not be available on terms acceptable to us. In the event that we are not able to obtain additional funding on a timely basis, we may be required to scale back any proposed operations or eliminate certain of our proposed programs, either of which could have a material adverse effect on our ability to earn revenues.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
---------------------------

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.
-------------------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

Item 5.  Other Information
---------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

None.
------

Reports on Form 8-K
--------------------

There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cobra Financial Services, Inc.,
                                       a Texas corporation

March 6, 2002                          By:   /s/  Carlton W. Fleming
                                             ----------------------------------
                                             Carlton W. Fleming
                                       Its:  President