Form 10QSB/A
period 2001-09-30
COBRA FINANCIAL SERVICES INC
filed 2002-03-08
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                  FORM 10-QSB,








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           ----------------    ----------------

Commission File Number: 000-32845

                         Cobra Financial Services, Inc.
                        --------------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 15,630,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                          Cobra Financial Services Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                    September 30       December 31
                                                                        2001              2000
                                                                  -----------------------------------

                                   A S S E T S
                                  ------------

Current Assets:
---------------
Cash                                                              $          2,169   $           421
                                                                  -----------------  ----------------
             Total Current Assets                                            2,169               421

Fixed Assets:
------------
Farm Equipment                                                              89,612            89,612
Buildings                                                                   26,653            26,653
Leasehold Improvements                                                      52,746            52,746
Accumulated Depreciation                                                   (27,755)          (16,664)
                                                                  -----------------  ----------------
             Total Fixed Assets                                            141,256           152,347

                                                                  -----------------  ----------------
             Total Assets                                         $        143,425   $       152,768
                                                                  =================  ================

        L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y
        -------------------------------------------------------------------

Current Liabilities
--------------------
Accrued Expenses                                                  $         15,335   $             -
Deferred Income Tax Payable                                                  1,682            11,262
Note Payable - Related Party                                                30,223            26,725
                                                                  -----------------  ----------------
             Total Current Liabilities                                      47,240            37,987

Commitments and Contigencies                                                     -                 -
---------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares                            -                 -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                         15,630            15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                  14,330            14,330
Accumulated surplus                                                         66,225            84,821
                                                                  -----------------  ----------------
             Total Stockholders' Equity                                     96,185           114,781
                                                                  -----------------  ----------------
             Total Liabilities and Stockholders'  Equity          $        143,425   $       152,768
                                                                  =================  ================



                See accompanying notes to Financial Statements.

                         Cobra Financial Services Inc.
                            Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                    -------------------------------------------------------------------
                                                         2001                 2000            2001            2000
                                                    ----------------    -------------------------------   -------------
Revenues:
       Revenue                                      $         7,400     $               -   $   28,267    $    539,585
                                                    ----------------    -------------------------------   -------------
           Total revenues                                     7,400                     -       28,267         539,585

Operating Expenses:
       Consulting Expenses                                        -                 8,305            -          99,664
       Officer Salary and Expenses                                -                     -       17,000         314,358
       Professional Fees                                        900                     -        2,100          45,250
       Vehicle Expenses                                       2,808                 3,001          847          16,048
       Lease Expenses                                         6,000                     -       18,000          12,182
       Depreciation                                           3,697                 3,367       11,091          10,101
       General and Administrative                               719                11,026        7,405          35,341
                                                    ----------------    -------------------------------   -------------
                                                             14,124                25,699       56,443         532,944
                                                    ----------------    -------------------------------   -------------
           Income (Loss) from operations                     (6,724)              (25,699)     (28,176)          6,641
                                                    ----------------    -------------------------------   -------------

Provision for Income Taxes:
       Income Tax Benefit (Expense)                           2,286                 8,738        9,580          (2,258)

           Net Income (Loss)                        $        (4,438)    $         (16,961)  $  (18,596)   $      4,383
                                                    ================    ===============================   =============
Loss per common share:

           From operations                          $         (0.00)    $           (0.00)  $    (0.00)   $       0.00
                                                    ----------------    -------------------------------   -------------
Weighted average common shares outstanding               15,630,000            14,880,000   15,630,000      14,880,000
                                                    ================    ===============================   =============
           Retroactively Restated





                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                              -----------------------------------------
                                                                     2001                  2000
                                                              --------------------  -------------------
Cash Flows from Operating Activities:
Net Income                                                    $           (18,596)  $            4,383

Adjustments to Reconcile net loss to net cash
     provided by (used in) operating activities:
           Depreciation                                                    11,091               10,101
        Changes in operating assets and liabilities:
           Accrued Expenses                                                15,335                    -
           Deferred Income Tax Payable                                     (9,580)              20,000
                                                              --------------------  -------------------
Net Cash provided by (used in) Operating Activities           $            (1,750)  $           34,484

Cash Flows from Investing Activities:
        Fixed Assets                                                            -              (85,581)
                                                              --------------------  -------------------
Net Cash provided by (used in) Investing Activities           $                 -   $          (85,581)

Cash Flows from Financing Activities:
        Issuance of common stock                                                -               25,000
        Proceeds from financing                                                                      -
        Advances from officer                                               3,498                    -
                                                              --------------------  -------------------
Net Cash provided by (used in) Financing Activities           $             3,498   $           25,000

Net Increase (Decrease) in cash and cash equivalents                        1,748              (26,097)

Cash at beginning of period                                   $               421   $           26,778
                                                              ====================  ===================
Cash at end of period                                         $             2,169   $              681
                                                              ====================  ===================
Supplemental disclosure:
        Total interest paid                                   $                 -   $                -
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


Long-Lived Assets
------------------

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

                         Cobra Financial Services, Inc.
                          Notes to Financial Statements


Note 3  -  Common Stock
------------------------

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


We have filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. Our Form 10-SB became effective 60 days after its filing. Therefore, we are required to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. [material omitted]


For the nine-month period ended September 30, 2001.


Liquidity and Capital Resources. We had cash of $2,169 as of September 30, 2001, compared to cash of $421 as of December 30, 2000. As of September 30, 2001, our total assets were $143,425, compared to total assets of $152,768 as of December 30, 2000. Our fixed assets at September 30, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $27,755. This is compared to our fixed assets at December 30, 2000, which consisted of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $16,664.

As of September 30, 2001, we had liabilities of $39,320, compared to liabilities of $37,987 as of December 30, 2000. At September 30, 2001 our assets exceeded our liabilities by $104,105, compared to our assets exceeding liabilities by $114,781 as of December 30, 2000.

Results of Operations.


We have not engaged in any farming operations to date. Our only revenues have been derived from consulting income from consulting services provided by our president, Carlton Fleming. [material omitted]

Revenues. During the nine month period ended September 30, 2001, we realized $28,267 in revenues, compared to $539,585 realized during the same period ending September 30, 2000. The revenue was from consulting services provided by our president, Carlton Fleming.

Operating Expenses. Our total expenses were $44,443 for the nine-month period ended September 30, 2001 compared to total expenses of $532,944 for the nine-month period ended September 30, 2000. Our reduced expenses for the corresponding periods was primarily due to reduced expenses for consulting services, reduced officers salaries and expenses, reduced professional fees and vehicle expenses and reduced general and administrative expenses. For the nine-month period ended September 30, 2001, we experienced a net loss of $16,176 compared to net income of $6,641 for the nine-month period ended September 30, 2000. Although we had significantly less expenses for the nine month period ended September 30, 2000, that was offset by the decreased revenues in 2000, ultimately resulting in a net loss.

We have not engaged in any exporting activities to date. Our only revenues have been derived from the general business consulting services provided by our president, Mr. Fleming, to other businesses. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should we be successful in raising sufficient capital through loans or otherwise, we plan to completely discontinue our business consulting services and focus entirely on our proposed exporting activities. There is also no guarantee that we will be able to generate revenues from our proposed exporting activities.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

Item 5.  Other Information
--------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

None.
------

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

                                           Cobra Financial Services, Inc.,
                                           a Texas corporation

March 6, 2002                              By:   /s/ Carlton W. Fleming
                                                 ------------------------------
                                                 Carlton W. Fleming
                                          Its:   President