Form 10QSB/A
period 2001-09-30
COBRA FINANCIAL SERVICES INC
filed 2002-06-18
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 2 TO
                                  FORM 10-QSB,








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                         -----------------    ------------------

Commission File Number: 000-32845

                         Cobra Financial Services, Inc.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

Texas                                                                75-2668876
-----                                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                          Cobra Financial Services Inc.
                                 Balance Sheets
                                   (Unaudited)


                                                                              September 30        December 31
                                                                                  2001                2000
                                                                           --------------------------------------

                                   A S S E T S
                                   -----------
Current Assets:
---------------
Cash                                                                       $            2,169   $            421
                                                                           -------------------  -----------------
               Total Current Assets                                                     2,169                421

Fixed Assets:
Farm Equipment                                                                         89,612             89,612
Buildings                                                                              26,653             26,653
Leasehold Improvements                                                                 52,746             52,746
Accumulated Depreciation                                                              (27,755)           (16,664)
                                                                           -------------------  -----------------
               Total Fixed Assets                                                     141,256            152,347
                                                                           -------------------  -----------------
               Total Assets                                                $          143,425   $        152,768
                                                                           ===================  =================

        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
        -----------------------------------------------------------------

Current Liabilities
-------------------
Accrued Expenses                                                           $           15,335   $              -
Deferred Income Tax Payable                                                             1,682             11,262
Note Payable - Related Party                                                           30,223             26,725
                                                                           -------------------  -----------------
               Total Current Liabilities                                               47,240             37,987

Commitments and Contigencies                                                                -                  -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares                                       -                  -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                                    15,630             15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                             14,330             14,330
Accumulated surplus                                                                    66,225             84,821
                                                                           -------------------  -----------------
               Total Stockholders' Equity                                              96,185            114,781
                                                                           -------------------  -----------------
               Total Liabilities and Stockholders'  Equity                 $          143,425   $        152,768
                                                                           ===================  =================





                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Operations
                                  (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                     September 30,
                                                  -----------------------------------------------------------------------
                                                        2001                 2000            2001              2000
                                                  ----------------     -------------------------------    ---------------

Revenues:
        Revenue                                   $         7,400      $             -  $      28,267     $      539,585
                                                  ----------------     -------------------------------    ---------------
             Total revenues                                 7,400                    -         28,267            539,585

Operating Expenses:
        Consulting Expenses                                     -                8,305              -             99,664
        Officer Salary and Expenses                             -                    -         17,000            314,358
        Professional Fees                                     900                    -          2,100             45,250
        Vehicle Expenses                                    2,808                3,001            847             16,048
        Lease Expenses                                      6,000                    -         18,000             12,182
        Depreciation                                        3,697                3,367         11,091             10,101
        General and Administrative                            719               11,026          7,405             35,341
                                                  ----------------     -------------------------------    ---------------
                                                           14,124               25,699         56,443            532,944
                                                  ----------------     -------------------------------    ---------------
             Income (Loss) from operations                 (6,724)             (25,699)       (28,176)             6,641
                                                  ----------------     -------------------------------    ---------------
Provision for Income Taxes:
        Income Tax Benefit (Expense)                        2,286                8,738          9,580             (2,258)

             Net Income (Loss)                    $        (4,438)     $       (16,961) $     (18,596)    $        4,383
                                                  ================     ===============================    ===============
Loss per common share:

             From operations                      $         (0.00)     $         (0.00) $       (0.00)    $         0.00
                                                  ----------------     -------------------------------    ---------------
Weighted average common shares outstanding             15,630,000           15,630,000     15,630,000         15,130,000
                                                  ================     ===============================    ===============
             Retroactively Restated






                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        -------------------------------------
                                                                               2001               2000
                                                                        -----------------   -----------------
Cash Flows from Operating Activities:
Net Income                                                              $        (18,596)   $          4,383

Adjustments to Reconcile net loss to net cash
provided by (used in) operating
      activities:
             Depreciation                                                         11,091              10,101
          Changes in operating assets and liabilities:
             Accrued Expenses                                                     15,335                   -
             Deferred Income Tax Payable                                          (9,580)             20,000
                                                                        -----------------   -----------------
Net Cash provided by (used in) Operating Activities                     $         (1,750)   $         34,484

Cash Flows from Investing Activities:
          Fixed Assets                                                                 -             (85,581)
                                                                        -----------------   -----------------
Net Cash provided by (used in) Investing Activities                     $              -    $        (85,581)

Cash Flows from Financing Activities:
          Issuance of common stock                                                     -              25,000
          Proceeds from financing                                                                          -
          Advances from officer                                                    3,498                   -
                                                                        -----------------   -----------------
Net Cash provided by (used in) Financing Activities                     $          3,498    $         25,000

Net Increase (Decrease) in cash and cash equivalents                               1,748             (26,097)

Cash at beginning of period                                             $            421    $         26,778
                                                                        =================   =================
Cash at end of period                                                   $          2,169    $            681
                                                                        =================   =================
Supplemental disclosure:
          Total interest paid                                           $              -    $              -
                                                                        =================   =================



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

Note 2  -  Summary of Significant Accounting Policies
----------------------------------------------------

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


Note 9  -  Subsequent Events
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Note 10  -  Restated Financial Statements
-----------------------------------------

Per APB 20, the Company has restated its financial statements to reflect the accrual of the lease payment on the farm land at the rate of $2,000 per month. This changed the net income by $6,000 for the quarter ended September 30, 2001.

                                    Three months Ended        Nine Months Ended
                                    September 30, 2001        September 30, 2001
                                   --------------------------------------------
As originally reported                      (478)                (10,676)
Corrected Amounts                         (4,438)                (18,596)

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

In that regard, we leased real estate in north Texas. We constructed a 7,200 square foot building on the leased property. Although we cannot give a specific timetable, we hope to purchase our own cattle to raise on the property. We will not purchase cattle until and unless we have generated sufficient revenue for a sufficient period of time to justify such action. There is no guarantee that we will ever generate sufficient revenue to purchase our own cattle. Therefore, our initial business will be to purchase beef from third party suppliers for export. The property is located in north Texas in an area supported by municipal utilities. The property is situated in a moderate climate zone that we believe is ideal for raising cattle in that the climate and conditions are conducive to raising healthy cattle. The property is located near a major highway and relatively close to a railroad, seaports, and airport facilities which makes transportation of beef more convenient. Our operations to date have focused on improving the real property. As discussed above, we have constructed a 7,200 square foot building, cleared brush, plowed and planted Bermuda grass, installed water, electricity, roads, and erected fencing. We do not anticipate that we will purchase cattle for at least the next 12 months. As of September 30, 2001, we had not entered into any agreements to export beef, nor can we give any assurances that we will be able to arrange for contracts to export beef in the near future.

As of September 30, 2001, the only revenues we have generated are from consulting services provided by Mr. Fleming, our president. Mr. Fleming has provided consulting services in the areas of general business and corporate operations. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should be raise sufficient funding through loans or otherwise, we plan to completely discontinue providing business consulting services and intend to focus only on our proposed exporting activities.

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

     o Signing purchase and export agreements. We plan to begin negotiating and signing initial purchase agreements for ready-to-ship meat during the fourth quarter of 2002. We will need to complete the registration process and raise sufficient funding for the purchase of beef prior to entering into any purchase or export agreements. As part of our initial research and development, we have identified possible vendors as our president has business associates who have business relationships with potential vendors. As of September 30, 2001, we had not engaged in any formal negotiations with potential vendors. We anticipate that funding for the purchase of beef will come from SBA loans and any USDA subsidies we are able to arrange. The USDA export subsidy is a program offered by the USDA to promote trade, enhance the marketability and competitiveness of United States products in the world market. The USDA subsidy is intended to provide incentives to United States exporters only. The purpose of the subsidy is to compensate the exporter for the difference between the United States market price and the export price of the particular product where the United States price is higher than the export price. This is designed to encourage exports and allow United States products to compete with other exporting countries such as countries from the European Union. The USDA subsidies require that exporters apply for subsidies only after they secure sales contracts with the foreign buyers. Assuming we secure such sales contracts, we intend to apply for such subsidies. There is no guarantee we will receive subsidies. To apply, we will be required to complete the governmental forms and submit same to the USDA for review.

To begin shipping the meat, we anticipate that we will need approximately $150,000 to fund one shipment per week for three weeks at cost of $50,000 per container. We plan on raising the funds needed for the first shipment by selling our capital stock. However, we do not have any commitment for such funding. Once we submit to the USDA the bill of lading for the first shipment, we believe that it will take approximately three weeks to receive a subsidy. We anticipate that each shipment will take approximately 3 to 4 weeks to reach its destination, depending on the destination. When the shipment arrives at its destination, we will receive payment from the buyer from his or her bank letter of credit. We believe that approximately 3 weeks after our first shipment, we will begin generating sufficient revenues to pay for the next round of shipments as well as sufficient capital to begin paying our expenses with earned revenues.

For the nine-month period ended September 30, 2001.

Liquidity and Capital Resources. We had cash of $2,169 as of September 30, 2001, compared to cash of $421 as of December 31, 2000. As of September 30, 2001, our total assets were $143,425, compared to total assets of $152,768 as of December 31, 2000. Our fixed assets at September 30, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $27,755. This is compared to our fixed assets at December 31, 2000, which consisted of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $16,664.

As of September 30, 2001, we had liabilities of $47,240, compared to liabilities of $37,987 as of December 31, 2000. At September 30, 2001 our assets exceeded our liabilities by $96,185, compared to our assets exceeding liabilities by $114,781 as of December 31, 2000.

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

Operating Expenses. Our total expenses were $56,443 for the nine-month period ended September 30, 2001 compared to total expenses of $532,944 for the nine-month period ended September 30, 2000. Our reduced expenses for the corresponding periods was primarily due to reduced expenses for consulting services, reduced officers salaries and expenses, reduced professional fees and vehicle expenses and reduced general and administrative expenses. For the nine-month period ended September 30, 2001, we experienced a net loss of $18,596 compared to net income of $4,383 for the nine-month period ended September 30, 2000. Although we had significantly less expenses for the nine month period ended September 30, 2000, that was offset by the decreased revenues in 2000, ultimately resulting in a net loss.

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

[material omitted]
------------------

Plan of Operation for the Next Twelve Months.

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

Item 2. Changes in Securities.
-----------------------------

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

None.
-----

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

                                              Cobra Financial Services, Inc.,
                                              a Texas corporation

June 6, 2002                       By:       /s/ Carlton W. Fleming
                                              ---------------------------------
                                              Carlton W. Fleming
                                     Its:     President