Form 10KSB
period 2001-12-31
COBRA FINANCIAL SERVICES INC
filed 2002-06-18
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   -----------------

Commission File Number: 000-32845

                         Cobra Financial Services, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                                                75-2668876
-----                                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

811 S. Central Expressway, Suite 210, Richardson, Texas                   75080
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  972.644.9991
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of each class registered:     Name of each exchange on which registered:
  -------------------------------     ------------------------------------------

                None                                     None

Securities registered under Section 12(g) of the Act:

     Common Stock, Par Value $.001
     -----------------------------
            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $28,267.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of December 31, 2001, approximately $0.

As of December 31, 2001, there were 15,630,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        [ ]  Yes         [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Business Development. Cobra Financial Services, Inc. was incorporated in Texas in 1996 by Mr. Carlton Fleming, our president and a member of our Board of Directors, for the purpose of investing in agricultural land and projects. For several years we invested heavily in the improvement of farmland and farming equipment in the State of Texas while attempting to attract experts in the fields for the purpose of raising cattle and exporting bovine meat to the United Arab Emirates (the "UAE"), Kuwait and Saudi Arabian Markets. We believe that the demand for quality beef from the United States has never been better and we believe that this is the ideal time for us to seize this opportunity and participate in the export of United States beef worldwide.

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

     o Signing purchase and export agreements. We plan to begin negotiating and signing initial purchase agreements for ready-to-ship meat during the fourth quarter of 2002. We will need to complete the registration process and raise sufficient funding for the purchase of beef prior to entering into any purchase or export agreements. As part of our initial research and development, we have identified possible vendors as our president has business associates who have business relationships with potential vendors. As of March 4, 2002, we had not engaged in any formal negotiations with potential vendors. We anticipate that funding for the purchase of beef will come from SBA loans and any USDA subsidies we are able to arrange. The USDA export subsidy is a program offered by the USDA to promote trade, enhance the marketability and competitiveness of United States products in the world market. The USDA subsidy is intended to provide incentives to United States exporters only. The purpose of the subsidy is to compensate the exporter for the difference between the United States market price and the export price of the particular product where the United States price is higher than the export price. This is designed to encourage exports and allow United States products to compete with other exporting countries such as countries from the European Union. The USDA subsidies require that exporters apply for subsidies only after they secure sales contracts with the foreign buyers. Assuming we secure such sales contracts, we intend to apply for such subsidies. There is no guarantee we will receive subsidies. To apply, we will be required to complete the governmental forms and submit same to the USDA for review.

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

Source and availability of beef. The source of beef will be from the United States. We believe that U.S. Beef is widely and readily available in local markets through packing plants, distributors, farms Co-op, and meat export brokers. The current number of suppliers, packers, processors, and brokers listed in the registry of "U.S. Meet Export Federation, 1050 17th Street, Suite 2200 Denver, CO 80265 Tel: 303-623-6328" are in the hundreds. We do not believe that we will be limited to a small number of suppliers for the meat we plan to export. We have initiated preliminary discussions with potential suppliers but have not established any formal relationships or written agreements. Our ability to finalize formal agreements will be, at least partially, dependent on our ability to secure funding through loans or otherwise. We are confident that if we are able to secure funding through SBA loans or otherwise, we will be able to finalize written agreements with suppliers.

Industry Overview. We believe that world trade is increasingly important to the strength of the United States economy. We also believe that the export business creates jobs and provides small companies with growth, new markets and additional profits. We believe the importance of the export market is evident because of the United States programs and government agencies which support the export business such as the export loan programs provided by the Small Business Administration, the export subsidy programs provided by he USDA, and payment guaranty programs provided by the United States Import-Export bank. We believe that these programs illustrate that export and international trade is extremely important to the United States economy for different reasons, including, but not limited to, balancing foreign trade. We believe that as the world economy becomes more interdependent, the opportunities for United States exports become more attractive.

We believe that the exporting of agricultural products is growing in the United States as businesses are beginning to realize that the world is their market. With the globalization of business through the Internet, we do not think a business has to be big to sell in the global marketplace. We believe that United States agricultural products are appealing overseas. According to a May 10, 2001, article from USDA World Agricultural Supply and Demand Estimates, United States meat exports in 2002 are forecast to reach a record 4.86 million tons, led by beef and broiler exports.

We believe that the May 10, 2001 report described above shows that the meat export business is growing and we plan to be a part of that trend. We also hope that demand for U.S. beef continues. There is no guaranty that it will continue. However, it the demand either stays constant or grows, we believe that our ability to enter the market and earn revenues will increase.

According to a USDA International Agricultural Trade Report, U.S. Beef exports took off in the 1990's, becoming one of the true success stories in U.S. agricultural trade. The report explains that previous to the 1990's, the United States was the largest beef importer in the world; now, the United States exports over 80 percent of what it imports, and the U.S. trade surplus (exports minus imports) in beef exceeds $1.0 billion annually. The same article explains that U.S. beef, pork, and poultry production in 1999 was expected to reach a record 35.5 million tons, up from 35.4 million in 1998 and beef prices are expected to maintain stability. We believe that the USDA report referenced immediately above explains what we consider to be a growing trend to import U.S. beef. We hope that the trend will continue. If the trend continues, our ability to earn revenues will likely increase.


There are numerous food importers within the market we intend to operate, many of whom are wholesalers, distributors, and retailers. Our research has identified several importers and distributors. We intend to use all possible distribution channels and hope to avoid becoming dependent on a small number of customers.

Export Conditions in UAE. As discussed previously, our initial focus will be exportation into the UAE. We believe that import conditions in the UAE has improved since the UAE was formed in 1971. Based on our research, we believe that the UAE is continuously working toward encouraging the exportation and importation of goods.

The following are factors we believe are important in analyzing the import possibilities in the UAE. The following information was obtained from a website entitled "The United Arab Emirates" found at emirates.org.

         o The UAE is a federation of seven emirates: Abu Dhabi, Dubai, Sharjah, Ajman, Umm al-Qaiwain, Ras al-Khaimah and Fujairah.

         o The total area is 83,600 square kilometers. The area is bordered the Arabian Gulf, the Gulf of Oman and the Sultanate of Oman, the Sultanate of Oman and Saudi Arabia and Qatar and Saudi Arabia.

         o The UAE is positioned close to the entrance to the Arabian Gulf and has extensive coastlines which facilitate the free flow of imports.

         o Since the formation of the state, the economy has been funded primarily by oil revenue. Oil and gas remain the primary source of revenue. However, the UAE has diversified its economy, leading to the formation of new economic sectors. There has also been an influx of foreign investment.

         o Under the subheading "Business Environment": The UAE government has recognized that the private sector is extremely important. The UAE has been focusing on economic diversification and growth since the formation of the UAE in 1971. The government has encouraged its citizens to put their wealth to good use while attracting foreign investment. Part of UAE's strategy is to promote quality industrial facilities, business support services and the reduction of government obstacles to business. The UAE is also focusing on updating commercial laws and regulations to meet international obligations.

         o The UAE joined the World Trade Organization (the "WTO") in 1995 in an effort to increase its influence in international trade. The UAE is also working towards becoming a regional trade hub.

         o The value of imports registered a new record level of Dh 99.9 billion in 1998, compared with Dh 97.7 in 1997. The increase was primarily due to a population increase, a higher demand for imports and a higher level of individual expenditures. The increase in the value of imports was also due to the increase in volume resulting in the appreciation of the United States dollar.

         o Data on imports classified by major groups of commodities show that in 1998 consumer goods had a 52.1% share of the market, capital goods 35.6% and intermediate goods 12.3%. The 1998 percentages were identical to the 1997 percentages. The United States' share of the import value decreased from 13% in 1997 to 11.2% in 1998.

The following information comes from the United Arab Emirates government website:

         o The UAE is expected to increase its industrial diversification drive. Emphasis will be placed on development of finance, trade and services sector.

         o UAE Customs Council. Agreement has been reached between Abu Dhabi, Dubai and Sharjah customs departments for a series of joint measures to be undertaken as part of the process of streamlining customs procedures. Although each emirate operates customs procedures independently, they meet and discuss customs issues under the auspices of the UAE Customs Council.
         o Abu Dhabi Customs. Abu Dhabi Customs Department plays a vital role in the national economy by providing rapid procedures to expedite trade movement. A comprehensive development plan has been implemented which seeks to modernize all the department's custom posts. The department has been provided with advanced computer systems to further facilitate customs procedures. It has also installed a shared database for taxed or exempted commodities which can be accessed by the customs departments of other emirates. New advanced equipment has also been introduced at the Ghuwaifat border crossing point. The equipment, the first of its kind in the Middle East, helps to accelerate custom procedures by allowing inspection of trucks and containers without having to unload them. In addition, the Customs Department is implementing a number of programs to improve work practices. Nationals are offered training course opportunities at home and abroad.

Export Requirements to the UAE. The UAE is a member of the Gulf Cooperation Council ("GCC"). Other members are Bahrain, Kuwait, Oman, Qatar and Saudi Arabia. The GCC states are collectively working on harmonizing their food safety standards, including labeling and shelf-life standards. However, member countries still exert significant autonomy when it comes to the implementation of regional requirements. Many members selectively enforce GCC regulations and establish their own standards when they disagree with regional requirements.

In the UAE, food safety regulations are set by the General Secretariat of Municipalities ("GSM"), based on recommendations from its Technical Committee ("TC"). Local regulations are based on GCC standards, when available. The TC is comprised of food laboratory directors from the UAE municipalities and representatives from the office of the Secretary General of the GSM, the Ministry of Agriculture, the Ministry of Health and the Standard and Measurements Department of the Ministry of Finance and Industry.

The health department of each municipality is responsible for enforcing food safety standards. In general, each municipality or emirate has a food control division and a health laboratory for this purpose. While information is shared between municipalities, they operate independently. The municipalities of Abu Dhabi, Dubai and Sharjah are the major entry points for imported food products.

Food products are regularly inspected at the time of import and at the point of sale. Fines are levied and products destroyed for severe violations. Imported and locally produced food products face the same food safety regulations and labeling requirements. There are no environmental laws regulating food product packaging at present.

The UAE is a growing market for high value food products. It is free trade oriented with few non-tariff trade barriers. Shelf-life standards that are not science-based, the need for production as well as expiry dates on most food products and the requirement that at least one-half a product's shelf-life be in effect before it can be cleared at the point of importation are the major regulatory barriers facing United States suppliers. With few exceptions, a product must have at least one-half of its shelf-life remaining at the time of import. Frozen meat must be imported within 4 months of the date of production, regardless of the length of their shelf-life.

There are no restrictions on the amount of beef which may be exported from the U.S. to the UAE. Moreover, there are no specific restrictions on the exportation of beef injected with hormones.

Other Regulations and Requirements. All imported food products must be accompanied by a health certificate issued by the appropriate government agency in the country of origin, attesting to the product's fitness for human consumption. In addition, all meat products must be accompanied by an Islamic (Halal) slaughter certificate issued by a UAE-approved Islamic center(s) in the country of origin. These and certain other import documents must be notarized by the Arab-American Chamber of Commerce and the UAE embassy/Consulate in the country of origin.

There are no special packaging or container size requirements for food products. A radiation-free certificate is required for food products from Europe and Asia. U.S. products are exempt from this requirement. The UAE does not allow the importation of irradiated food products.

A commercial invoice legalization fee has been levied since 1998 on all products imported into the UAE. These fees can be paid at the UAE Embassy/Consulate in the country of origin or in the UAE upon the arrival of the products which will not be released unless the fees are paid. This fee is equivalent on average to about 1 percent of the value of the consignment.

We believe the information above provides a valuable environment for importation of beef. Specifically, much of the UAE area is arid which we believe necessitates the importation of produce and beef. Moreover, much of the UAE is bordered by coastline, facilitating the free flow of commerce. We believe that the UAE is economically stable and will remain relatively stable given its economic diversification and that the government's focus on diversifying the economy and encouraging foreign investment will stimulate importation of goods, specifically, beef. We also believe that the government's focus on removing governmental obstacles to commerce will also make importing beef easier and less expensive. We also believe that with the increase in the UAE gross domestic product and the appreciation in the U.S. dollar will stimulate economic growth and interest in imports. The streamlining of the customs procedures will also assist our business objectives in that we will be able to deliver product faster and with less cost.

According to the United States Department of Agriculture, Foreign Agricultural Service's BICO Export Commodity Aggregations citing the Department of Commerce, U.S. Census Bureau Foreign Trade Statistics found on the U.S. Department of Agriculture website, [material omitted] the following are export figures of red meat to the UAE in the years noted:

         o 1996--$2,074,000 (from January 1996 to December 1996)
         o 1997--$2,631,000 (from January 1997 to December 1997)
         o 1998--$4,122,000 (from January 1998 to December 1998)
         o 1999--$3,517,000 (from January 1999 to December 1999)
         o 2000--$4,768,000 (from January 2000 to December 2000)
         o 2001--$4,239,000 (from January 2001 to November 2001)

[material omitted]
------------------

Competition. Other larger companies with greater brand awareness and greater access to capital have an advantage over us for the resources necessary for the production and export of beef products. At the present time we are not aware of any small, development stage companies which engage in the industry within which we plan to operate. We believe that we will be able to compete in our industry through competitive pricing made possible through export assistance and government subsidy. We believe that we can obtain competitive pricing through the purchase of substantial amounts of beef. Specifically, the more beef purchased, the lower the price. The following factors may impact our ability to compete overseas:

     o European products. There are other areas of Europe which export beef into our target areas. This type of competition will always remain a factor in determining our potential market share and our potential revenues. Our internal projections provide for a reduced market share based on the market data and the export forecasts of the United States Department of Agriculture.

     o A change in United States governmental policy. Although it is very unlikely that the United States Government will change its policy toward the allied countries in the Persian Gulf area, any changes in the existing USDA subsidy programs which support United States Agricultural products and goods can severely impact our export projections. In our opinion, a drastic change in policy will harm our ability to earn revenues. However, we do not believe that any drastic policy change will occur considering the strategic importance and vital role the crude import from the Persian Gulf countries plays in the United States economy.

We will be subject to direct competition from larger companies which will likely lead to pricing pressures and reduced profit margins. In the beef export industry we will be competing directly with larger companies which have established business and greater financial resources. We may not be able to compete with larger and more established organizations and may face extreme difficulty entering the market. Competition will come from large companies such as ConAgra Meat Companies and Hudson Foods, to name just a few. The larger companies have established markets, and greater financial resources. In order to compete, we will likely be forced to lower our prices which will reduce our profit margins.

Distribution and Sales. United States exporters do business in the U.A.E. by employing the following sales and distribution methods:

o Selling directly to the end-user;
o Selling through an informal, nonexclusive re-seller arrangement;
o Selling through an agent/distributor;
o Establishing a presence through a joint venture; or
o Authorizing a local firm to sell its products via licensing or franchising arrangements.

Re-seller arrangements avoid the legal problems associated with U.A.E. federal agency laws. Moreover, they are suitable for importation of products where local promotion and after-sales service are not factors. While re-seller relationships are common because they offer low-risk arrangements, they are also a passive, reactive form of marketing with very limited growth and profit potential. We do not plan to expend significant funds on marketing our proposed products. We believe that our success will not necessarily depend on our marketing efforts but will depend on our ability to establish industry contacts and build relationships with those contacts. In order to do this, we plan on using the industry contacts provided by our president, Carlton Fleming.

Distribution and Sales Channels - Agriculture. There are numerous food importers, many of whom are also wholesalers, distributors, and retailers. We intend to use all possible distribution channels for market penetration and to fully exploit the opportunity provided by U.A.E. as a major transhipment center. The United States Department of States reported in its U.A.E. country report that it is estimated that about 60 percent of total U.A.E. food imports are re-exported to other destinations, primarily other Gulf countries, India, Africa and, increasingly, the Commonwealth of Independent States.

Our future plans to increase our market share will depend upon our ability to exploit the available distribution channels taking into account the opportunities provided to exporters through U.A.E. Agency Law. The following extract from the United States Department of States briefly explains the aforementioned Agency Law:

    o Use of Agents/Distributors: Finding a Partner. All agents must be registered with the Ministry of Economy and Commerce. We believe that selection of the proper agent is the most important decision that the exporter can make. Agents may not be terminated, except with sufficient cause as determined by a government committee. In most cases, compensation to a terminated agent is required even if the committee rules against the agent and for the foreign firm. Only U.A.E. nationals or companies wholly owned by U.A.E. nationals can register with the Ministry of Economy and Commerce as local agents.

The terms and conditions of agency contracts vary greatly. Commissions and other forms of compensation typically depend on the amount of work required of the agent, and the company's sales volume. The agent's responsibilities and performance measures should be clearly defined. Agents may be appointed on a project basis, with the relationship restricted to that project and terminated automatically upon reward or completion.

We believe that establishing the geographic territory of an agent is critical. U.A.E. law automatically awards exclusivity to the agent in the geographic area covered by the agreement. An agent must have a presence and be licensed to operate in each emirate he does business in. There is no blanket license for the whole of the U.A.E. Consequently, United States exporters seeking U.A.E. coverage must appoint a separate agent for each emirate, or appoint a master agent with offices or sub-agents in each emirate. Virtually all of the most successful trading houses fall into the later category.

Our president, Carlton Fleming, has business associates who have relationships with potential vendors and distributors who could assist us in conducting our business, specifically, importing beef. However, we have not yet contacted the potential vendors and distributors and we have not yet taken any other steps to enter into arrangements with the potential vendors and distributors. We plan to contact the potential vendors and distributors before the end of the first quarter of 2002 or as we receive confirmation that we will receive funding. There is no guaranty that we will be able to negotiate or finalize agreements with such potential vendors and distributors. If we are unable to consummate negotiations with those potential vendors and distributors and if we are unable to secure alternative arrangements, our ability to earn revenues will be harmed.

Government Regulation. In order to conduct our planned business, we will need domestic approval. Such approval is attained by applying for and obtaining export certification. Certification is governed by a federal agency called "Food Safety and Inspection Service" or "FSIS". In order to obtain a FSIS certification, we must fill out an export application and an export certificate, and if necessary, additional documents as required by the importing country. Other documentation for verifying the information on the application or certification is only required if FSIS has concerns regarding the company or the information provided.

Our target market is an open market not subject to a quota system or any imposed limitation on import. The domestic governmental regulations that may impact the business include:

         o Changes to the USDA subsidy program. Changes to the USDA subsidy program may effect our operation if the United States government places restrictions on the amount of beef exported, or the amount of subsidy paid by the government. We do not expect such changes to occur.

         o Changes to the quality of United States beef. We believe that U.S. agricultural products, in general, and beef in particular, are among the best in the world. The USDA closely monitors all goods and agricultural products coming into the United States with the goal of reducing the possibility that U.S. products will be affected by any major cattle illness or agricultural disease. We do not believe that the quality of U.S. beef or agricultural products will be adversely affected by either illness or disease and that U.S. agricultural and beef products will retain its quality.

Except as stated herein, we do not believe that there are any other domestic or international governmental regulations which would impact our operations. Nor we are aware of any such regulations being proposed or considered.

Environmental laws impacting our operations. We do not believe there are any environmental laws which impact the exportation of U.S. meat products; nor are we aware of any such laws being proposed or discussed.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Employees. At present, our only employee's are our officers. Currently, Carlton Fleming, our president, devotes 100% of his time to our business. Messrs. McDaniel and Boaz contribute approximately 20% of their time to our business. Assuming that we begin exporting meat, we will need additional labor. We believe that Messrs. Fleming, McDaniel, and Boaz will meet our labor needs for the next twelve months unless we are able to raise sufficient funds to increase our business activities.

Facilities. Our executive, administrative and operating offices are located at 811 S. Central Expressway, Suite 210, Richardson, Texas. Richard Chichakli, one of our shareholders, currently provides office space to us at no charge. We do not have a written lease agreement with Mr. Chichakli nor do we believe that Mr. Chichakli expects to be reimbursed for providing office space.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

We lease 256 acres of farmland with Bermuda Grass located five miles south of Windom, Texas from our president, Carlton Fleming, at a cost of $2,000 per month. The property includes a 60x120x16 building that is used for storage space. The lease agreement allows the company to use the land for grazing cattle and export operations.


======================================== ====================================
                   Property                   December 31, 2001
---------------------------------------- ------------------------------------
Cash                                                                     $68
---------------------------------------- ------------------------------------
Fixed Assets, net                                                   $139,683
======================================== ====================================

Our Facilities. Our headquarters are located at 811 S. Central Expressway, Suite 210, Richardson, Texas 75080. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Our common stock is not currently trading on any exchange. It is anticipated that we will apply for trading on the Over the Counter Bulletin Board maintained by National Association of Securities Dealers, Inc. as soon as this registration statement is declared effective by the Securities and Exchange Commission. We currently have approximately 41 shareholders holding our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors.

Stock Splits. In May 2000 our Board of Directors authorized a 4000 to 1 forward stock split. In October 2000 our Board of Directors authorized an additional forward stock split of 3 to 1. The stock splits were effectuated in anticipation of our application for a listing on the Over the Counter Bulletin Board. We expect to make such application when, and if, this registration statement is declared effective by the Securities and Exchange Commission.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Sales of Unregistered Securities.

On or about September 16, 1996 we issued 1,160 shares of our $0.001 par value common stock to the following 14 individuals in transactions which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The individuals and number of shares are as follows (all share amounts reflect the forward splits of 4000 to 1 and 3 to 1): Carlton Fleming, our president and a member of our Board of Directors was issued 12,000,000 shares; Dane McDaniel, our corporate secretary, treasurer, chief financial officer and a director, was issued 168,000 shares; Casey Boaz, a member of our board of directors, was issued 168,000 shares; Chris Gilbreath was issued 144,000 shares; Shiela Boaz, Casey Boaz's wife, was issued 144,000 shares; Joseph Bommorito was issued 144,000 shares; Gloria Jackson was issued 144,000 shares; Romie Krickbaum was issued 144,000 shares; Pam Meece was issued 144,000 shares; Shella Rinkle was issued 144,000 shares; Rhonda Anderson was issued 144,000 shares; Kelly Charles was issued 144,000 shares; Diana Bay-Anderson was issued 144,000 shares; and Steve Hartwig was issued 144,000 shares. The shares were issued for general business consulting and accounting services.

On or about October 10, 1996 we issued 55 shares of our $0.001 par value common stock to the following individuals in transactions which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The individuals, number of shares and value of the of the services are as follows (all share amounts reflect the forward splits of 4000 to 1 and 3 to 1): Ellen Hartwig was issued 60,000 shares valued at $60.00; Dell Covington was issued 60,000 shares valued at $60.00; Ralph Rodroguez was issued 60,000 shares valued at $60.00; Richard Chichakli was issued 60,000 shares valued at $60.00; Jeff Bay-Anderson was issued 60,000 shares valued at $60.00; John Murphy was issued 60,000 shares valued at $60.00; Bill Hopkins was issued 60,000 shares valued at $60.00; Norma Ballard was issued 60,000 shares valued at $60.00; Joy Brown was issued 60,000 shares valued at $60.00; Lori Burden was issued 60,000 shares valued at $60.00; and Sandra Strickland was issued 60,000 shares valued at $60.00. The shares were issued for general business consulting and accounting services.

On or about December 5, 1996, we issued 18 shares of our $0.001 par value common stock to the following individuals in transactions which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The individuals, number of shares and value of the of the services are as follows (all share amounts reflect the forward splits of 4000 to 1 and 3 to 1): Maria Morado was issued 36,000 shares valued at $36.00; Tammy Hayes was issued 36,000 shares valued at $36.00; Carmen Meissner was issued 36,000 shares valued at $36.00; Orlando Robinson was issued 36,000 shares valued at $36.00; Bradley Morris was issued 36,000 shares valued at $36.00; and Todd Broadway was issued 36,000 shares valued at $36.00. The shares were issued for consulting services.

On or about February 4, 1997, we issued 7 shares of our $0.001 par value common stock to the following individuals in transactions which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The individuals, number of shares and value of the of the services provided are as follows (all share amounts reflect the forward splits of 4000 to 1 and 3 to 1): Ladonna Richardson was issued 12,000 shares valued at $12.00; Ron Terranova was issued 12,000 shares valued at $12.00; Arlin Mees was issued 12,000 shares valued at $12.00; Craig Johnson was issued 12,000 shares valued at $12.00; Leta Christian was issued 12,000 shares valued at $12.00; Dave Cawthon was issued 12,000 shares valued at $12.00; and Addie McConachie was issued 12,000 shares valued at $12.00. The shares were issued for consulting services.

On or about August 2, 2000, we issued 250,000 shares of our common stock for $0.10 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. The value of the shares was arbitrarily set by us and had no relationship to our assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of those shares. The net proceeds to us were $25,000. All three purchasers of shares of our common stock were business associates, personal friends or family members of our president, Carlton Fleming.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

For the year ended December 31, 2001.

Liquidity and Capital Resources. We had cash of $68 as of December 31, 2001. As of December 31, 2001, our total assets were $142,033. Our assets at December 31, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746.

As of December 31, 2001, we had liabilities of $53,543. Our liabilities consisted primarily of accrued expenses and a note payable to a related party. At December 31, 2001, our assets exceeded our liabilities by $88,490.

Results of Operations.

Revenues. During the year ended December 31, 2001, we realized revenues of $28,267 from consulting services provided by our president, Carlton Fleming. During the year ended December 31, 2000, we realized revenues of $528,085 from consulting services provided by our president, Carlton Fleming. The reduction in revenues was primarily due to Mr. Fleming concentrating on pursuing our beef export business and less emphasis on providing consulting services.

Operating Expenses. Our total expenses were $68,102 for the year ended December 31, 2001 compared to total expenses of $570,315 for the year ended December 31, 2000. Those expenses included, but were not limited to expenses for: consulting expenses ($0 for 2001 and $94,264 for 2000); officer salary and expenses ($20,750 for 2001 and $343,072 for 2000); professional fees ($2,100 for 2001 and
$49,060 for 2000); and lease expense ($24,000 for 2001 and $33,455 for 2000).

For the year ended December 31, 2001, we experienced a net loss of $39,835 compared to a net loss of $42,230 for the year ended December 31, 2000. The slight decrease in the net loss in 2001 compared to the net loss in 2000 was primarily due to decreased expenses.

Plan of operation for the next twelve months.

Over the next twelve months we plan to focus on the following:


    o Locating and negotiating purchase agreements with local vendors and meatpacking plants for the purpose of securing a supply commitment to meet our initial export requirements;


    o Securing export contracts by finalizing negotiations and signing agreements with overseas buyers;


    o Hiring and training staff to effectively and efficiently support the company function and operation activity; and


    o Developing an internal control system and implement an information system.


Given our limited financial resources, in order to finance our developmental activities over the next 12 months we will have to rely on any SBA loans that we are able to arrange, government subsidies, sales of our securities and loans from directors. As discussed above, we intend to apply for a SBA loan under the International Trade Program.

We believe that we meet the requirements for obtaining a SBA International Trade Assistant loan. As a result, we plan to initially seek a $375,000 loan and anticipate that we may seek up to $1.2 million from the SBA for a combination of fixed-asset (facilities and equipment) financing and Export Working Capital. We are currently in the process of completing the SBA application and anticipate submitting the application within the next two months. In general, the SBA can guarantee up to $1,250,000 for a combination of fixed-asset (facilities and equipment) financing and Export Working Capital Program ("EWCP") assistance. We plan on initially applying for a $375,000 loan and may eventually apply for up to $1,200,000 depending on our needs and financial condition.

In order to be eligible for an SBA loan, we must establish that the loan will significantly expand or develop an export market, is currently adversely affected by import competition, will upgrade equipment or facilities to improve competitive position, or we must be able to provide a business plan that reasonably projects export sales sufficient to cover the loan. The SBA decides on a case-by-case basis. In order to determine eligibility, the SBA typically reviews the corporate structure of the business, whether the business is truly a "small business" and the proposes use of the loan proceeds. The SBA will look at other less important factors depending on the particular business. The typical terms of an SBA loan are: if term of loan is under seven years, maximum interest rate not to exceed 2.25 percent over the prime rate; if term of the loan is seven years or over, the maximum rate will not exceed 2.75 percent over the prime rate.

We anticipate that we will need approximately $375,000 to begin exporting on a limited basis. We expect the $375,000 will come from one, or a combination of, the following sources: SBA loan (as discussed above), funds raised from the sale of our capital stock and/or loans from our president, Carlton Fleming. Should we be successful in obtaining a $375,000 loan, we anticipate that the funds will be sufficient to finance our planned export activities for approximately 12 months from the date we receive such loan. We anticipate that the $375,000 will allow us to purchase a total of six beef shipments, one per week for six weeks. We anticipate that we will have received payment for our first two to three shipments by the time we ship our sixth shipment. We believe that the payment on our first two to three shipments will be sufficient to funds subsequent shipments. If we are not able to secure an SBA loan, we plan to raise the $375,000 through private sales of our common stock. There is no guarantee that we will be able to raise any or all of the $375,000 through the sale of our stock. If we are not able to raise the entire amount through the sale of our stock, we plan on seeking bank loans to cover the shortfall. We do not know whether we will be able to arrange for loans on commercially reasonable terms, or at all.

We plan on completing and submitting our loan application for the SBA loan during the second quarter of 2002. If we are not able to obtain an SBA loan, we plan to attempt to raise funds through the sale of our common stock soon after we determine whether we will receive a SBA loan. During the time we are trying to raise funds through the sale of our stock, we will also be completing applications for bank loans. We anticipate that either one or a combination of the aforementioned funding sources will result in our raising the initial $375,000 needed to pay for the first six shipments of beef. However, there is no guarantee that we will be able to raise sufficient funding. If we are not able to raise sufficient funding through one or a combination of the aforementioned sources, our ability to raise revenue will be adversely affected.

We anticipate that our president will assist us in paying our expenses until we are able to raise additional working capital. We believe that our president will assist in paying our expenses because he owns a significant percentage of our issued and outstanding common stock. However, there is no guarantee that our president will assist us in paying our expenses. He has not formally committed to pay our expenses. As previously discussed, we are also in the process of completing an application for a SBA loan. At this time the application has not been submitted to the SBA for approval.

We cannot guaranty that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our ability to earn revenues. To the extent that additional capital is raised through the sale of our capital stock, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed business or to obtain funds through entering into arrangements with collaborative partners already in the beef export business.

We do not anticipate expending significant funds on marketing. However, we are exploring the possibility of marketing and selling our proposed products over the Internet. We have not yet formulated or finalized any plans, however, and have not done a cost analysis as any such plans are extremely preliminary. We anticipate that we will use $150,000 of the $375,000 for the purchase of beef for export and the remainder for general working capital such as storage expense, salaries, supplies, etc.

Pricing and expected revenues. The average price for the imported frozen bovine meat in the UAE averaged $2.65 a pound, or $6,500 per metric ton. [material omitted] Our final export price will depend upon the amount of subsidy provided by the USDA under the existing bid and quota system. We will need additional funds to implement our business plan. We are in the early stages of applying for a $375,000 loan from the SBA's International Trade Loan Program. We may seek up to $1,200,000 depending on our capital needs and financial condition. In our opinion, based on a shipping time of approximately six weeks, and receipt of payment for the product shipped, we believe that we will have the ability to earn enough capital to move forward with our business strategy as soon as we obtain the necessary funding. We can give no assurances that we will obtain sufficient financing on terms favorable to us.

Item 7.  Financial Statements.
-------------------------------

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.


CLYDE BAILEY P.C.
-------------------------------------------------------------------------------
                                                    Certified Public Accountant
                                                       10924 Vance Jackson #404
                                                       San Antonio, Texas 78230
                                                           (210) 699-1287(ofc.)
                                           (888) 699-1287  (210) 691-2911 (fax)
                                                                        Member:
                                                    American Institute of CPA's
                                                         Texas Society of CPA's

Board of Directors
Cobra Financial Services Inc.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Cobra Financial Services Inc. (Company) as of December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



                                Clyde Bailey P.C.
San Antonio, Texas
March 30, 2002

                         COBRA FINANCIAL SERVICES, INC.
                                  Balance Sheet
                             As of December 31, 2001

                                   A S S E T S
                                   -----------
    Current Assets
    --------------
            Cash                                                  $           68
                                                                  ---------------
                  Total Current Assets                                                         68
                                                                                   ---------------
    Fixed Assets
    ------------
            Farm  Equipment                                               89,612
            Buildings                                                     26,653
            Leasehold Improvements                                        52,746
                                                                  ---------------
                                                                         169,011
            Less: Accumulated Depreciation                               (29,328)
                                                                  ---------------
            Total Fixed Assets                                                            139,683
                                                                                   ---------------
    Other Assets:
    -------------
           Deferred Tax Benefit                                                             2,282
                                                                                   ---------------
            Total Assets                                                           $      142,033
                                                                                   ===============

                              L I A B I L I T I E S
                              ---------------------
    Current Liabilities
    -------------------
           Accrued Expenses                                               21,320
          Note Payable - Related Party                                    32,223
                                                                  ---------------
          Total Current Liabilities                                                        53,543
                                                                                   ---------------
          Total Liabilities                                                                53,543

Comitments and Contingencies                                                                    -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock
  20,000,000 authorized shares, par value $.001
  no shares issued and outstanding

Common Stock                                                                               15,630
  100,000,000 authorized shares, par value $.001
  15,630,000 shares issued and outstanding

Additional Paid-in-Capital                                                                 14,330
Accumulated Surplus                                                                        58,530
                                                                                   ---------------
           Total Stockholders' Equity (Deficit)                                            88,490
                                                                                   ---------------
           Total Liabilities and Stockholders' Equity                              $      142,033
                                                                                   ===============




                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                        COBRA FINANCIAL STATEMENTS, INC.
                             Statement of Operations


                                                              --------------------------------------
                                                                       For the Years Ended
                                                                           December 31
                                                              --------------------------------------
                                                                    2001                2000
                                                              ------------------  ------------------
Revenues:
---------
Revenues                                                                 28,267             528,085
                                                              ------------------  ------------------
            Total Revenues                                    $          28,267   $         528,085

Expenses:
---------
Consulting Expenses                                                           -              94,264
Officer Salary and Expenses                                              20,750             343,072
Professional Fees                                                         2,100              49,060
Lease Expense                                                            24,000              33,455
Vehicle Expenses                                                            847              14,358
Property Taxes                                                                -               3,509
Depreciation Expense                                                     12,664              12,664
Utilities                                                                     -               1,647
Other Expenses                                                            7,741              18,286
                                                              ------------------  ------------------
             Total Expenses                                              68,102             570,315

Net Income (Loss) from Operations                             $         (39,835)  $         (42,230)

Provision for Income Taxes:
      Income Tax Benefit (Expense)                                       13,544              14,358
                                                              --------------------------------------
        Net Income (Loss)                                     $         (26,291)  $         (27,872)
                                                              ==================  ==================
Basic and Diluted Earnings Per Common Share                              (0.002)  $          (0.002)
                                                              ------------------  ------------------
Weighted Average number of Common Shares                             15,630,000          15,630,000
      used in per share calculations                          ==================  ==================


      * - Retroactively Restated





                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                        Statement of Stockholders' Equity



                                                             $0.001          Paid-In         Accumulated        Stockholders'
                                             Shares         Par Value        Capital           Surplus             Equity
                                          --------------  --------------  --------------   -----------------  ------------------
   Balance, December 31, 1999                 4,960,000           4,960               -             112,693             117,653

     July 2000
    Issuance of Common Stock for Cash           250,000             250          24,750                                  25,000

     October 2000
     Forward Stock Split 3/1                 10,420,000          10,420         (10,420)                                      -

   Net Income  (Loss)                                                                               (27,872)            (27,872)
                                          --------------  --------------  --------------   -----------------  ------------------
   Balance December 31, 2000                 15,630,000   $      15,630        $ 14,330    $         84,821   $         114,781
                                          ==============  ==============  ==============   =================  ==================
   Net Income  (Loss)                                                                               (26,291)            (26,291)
                                          --------------  --------------  --------------   -----------------  ------------------
   Balance December 31, 2001                 15,630,000   $      15,630        $ 14,330              58,530   $          88,490
                                          ==============  ==============  ==============   =================  ==================





                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                             Statement of Cash Flows

                                                                    ---------------------------------
                                                                           For the Year Ended
                                                                              December 31
                                                                    ---------------------------------
                                                                          2000             2000
                                                                    ----------------  ---------------
Cash Flows from Operating Activities:
-------------------------------------

       Net Income (Loss)                                            $       (26,291)  $      (27,872)

       Changes in operating assets and liabilities:
               Depreciation                                                  12,664           12,664
               Deferred Income Taxes                                        (13,544)         (21,023)
               Other Liabilities                                             21,320                -
                                                                    ----------------  ---------------
               Total Adjustments                                             20,440           (8,359)
                                                                    ----------------  ---------------
Net Cash Used in Operating Activities                               $        (5,851)  $      (36,231)

Cash Flows from Investing Activities:
-------------------------------------

       Fixed Assets                                                               -           (41,951)
                                                                    ----------------  ---------------
Net Cash Used in Investing Activities                               $             -   $       (41,951)
                                                                    ----------------  ---------------
Cash Flows from Financing Activities:
-------------------------------------

       Note Payable - Related Party                                           5,498            26,725
       Common Stock                                                               -            25,000
                                                                    ----------------  ---------------
Net Cash Provided for Financing Activities                          $         5,498   $        51,725
                                                                    ----------------  ---------------
Net Increase (Decrease) in Cash                                     $          (353)  $       (26,457)

Cash Balance,  Begin Period                                                     421            26,878
                                                                    ----------------  ---------------
Cash Balance,  End Period                                           $            68   $           421
                                                                    ================  ===============
Supplemental Disclosures:
       Cash Paid for interest                                                     -                 -
       Cash Paid for income taxes                                                 -                 -




                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                          Notes to Financial Statements



Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------

Cobra Financial Services Inc. ("the Company") was incorporated under the laws of the State of Texas on September 16, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of December 31, 2001. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock. Prior to 1999, the Company was involved in limited business consulting.

Revenue
-------

Revenue consists of general business consulting fees relating to services performed by the Company. The Company records revenue when the service is completed based on the accrual method of accounting.

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

         The estimated useful lives are as follows:

                             Farm Equipment                7 years
                             Leasehold Improvements       25 years
                             Buildings                    40 years

Depreciation expense for the years ended December 31, 2001 and 2000 was $12,664 and $12,664, respectively.

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

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

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

Fair Value Of Financial Instruments
-----------------------------------

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2001.

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

Comprehensive Income
--------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to

Note 1 - Summary of Significant Accounting Policies (con't)
-----------------------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

Goodwill and Other Intangible Assets
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Note 2  -  Common Stock
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

On the 12th day of October 2000, the Company approved a thee to one (3/1) forward split of the outstanding stock. At the time of the forward split there were a total of 5,210,000 shares outstanding.

Note 3  -  Related Parties
--------------------------

Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $20,750 and $343,072 for the years ended December 31, 2001 and 2000, respectively.

Also, Carlton Fleming advanced the Company a total of $26,725 in 2000 and another $5,498 in 2001 that is recorded as Note Payable - Related Party.

An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

Note 4 - Organization Costs
---------------------------

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

Note 5 - Income Taxes
---------------------

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

Note 6  -  Leases
-----------------

The Company leases 256 acres of farm land in Fannin County Texas for its planned farming operations The lease dated August of 1999 calls for a monthly lease payment of $2,000 per month and expires in April 2002. Although the initial lease is to expire on April 30, 2001. The lease contains a provision under Item 38 the tenant has the option to renew the lease for 3 additional three year terms. The Company also lease some equipment on a short-term or month-to-month basis to improve the farm land. At December 31, 2001, future minimum lease payments under these operating lease is as follows:

               2002                         20,000

Total rent expense for the year ended December 31, 2001 and 2000 was $24,000 and $33,455, respectively. Although all of the payments have not been received a total of $18,000 has been accrued for the year ended December 31, 2001.


Note 7 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's revenue has decreased subsequent to the year ended December 31, 2001 and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

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

Note 8 - Notes Payable - Related Party
--------------------------------------

The major shareholder, Carlton Fleming has advanced the Company $32,223 as of December 31, 2001. The note is classified as a current liability with a maturity date of December 31, 2001 and does not contain an interest provision.

Note 9  -  Subsequent Events
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                         COBRA FINANCIAL SERVICES, INC.
                                  Balance Sheet
                             As of December 31, 2000

                                   A S S E T S
                                   -----------
    Current Assets
    --------------
            Cash                                                  $          421
                                                                  ---------------
                  Total Current Assets                                                        421
                                                                                   ---------------

    Fixed Assets
    ------------
            Farm  Equipment                                               89,612
            Buildings                                                     26,653
            Leasehold Improvements                                        52,746
                                                                  ---------------
                                                                         169,011
            Less: Accumulated Depreciation                               (16,664)
                                                                  ---------------

            Total Fixed Assets                                                            152,347
                                                                                   ---------------
            Total Assets                                                           $      152,768
                                                                                   ===============


                              L I A B I L I T I E S
                              ---------------------
    Current Liabilities
    -------------------
          Deferred Income Tax Payable                                     11,262
          Note Payable - Related Party                                    26,725
                                                                  ---------------
          Total Current Liabilities                                                        37,987
                                                                                   ---------------
          Total Liabilities                                                                37,987

Comitments and Contingencies                                                                    -


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock
  20,000,000 authorized shares, par value $.001
  no shares issued and outstanding

Common Stock                                                                               15,630
  100,000,000 authorized shares, par value $.001
  15,630,000 shares issued and outstanding

Additional Paid-in-Capital                                                                 14,330
Accumulated Surplus                                                                        84,821
                                                                                   ---------------
           Total Stockholders' Equity (Deficit)                                           114,781
                                                                                   ---------------
           Total Liabilities and Stockholders' Equity                              $      152,768
                                                                                   ===============




                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                        COBRA FINANCIAL STATEMENTS, INC.
                             Statement of Operations


                                                    --------------------------------------
                                                             For the Years Ended
                                                                December 31
                                                    --------------------------------------
                                                          2000                1999
                                                    ------------------  ------------------
Revenues:
---------
Revenues                                                      528,085             215,643
                                                    ------------------  ------------------

            Total Revenues                          $         528,085   $         215,643

Expenses:
---------
Consulting Expenses                                            94,264              23,731
Officer Salary and Expenses                                   343,072              44,678
Professional Fees                                              49,060               7,337
Lease Expense                                                  33,455              12,290
Vehicle Expenses                                               14,358              12,195
Property Taxes                                                  3,509                 699
Depreciation Expense                                           12,664               4,000
Utilities                                                       1,647               2,408
Other Expenses                                                 18,286              13,350
                                                    ------------------  ------------------
             Total Expenses                                   570,315             120,688

Net Income (Loss) from Operations                   $         (42,230)  $          94,955

Provision for Income Taxes:
      Income Tax Benefit (Expense)                             14,358             (32,285)
                                                    --------------------------------------
        Net Income (Loss)                           $         (27,872)  $          62,670
                                                    ==================  ==================
Basic and Diluted Earnings Per Common Share                       Nil                 Nil
                                                    ------------------  ------------------
Weighted Average number of Common Shares                   15,255,000          14,880,000
      used in per share calculations  *             ==================  ==================

      * - Retroactively Restated





                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                        Statement of Stockholders' Equity
                             As of December 31, 2000


                                                                 $0.001         Paid-In         Accumulated      Stockholders'
                                               Shares          Par Value        Capital           Surplus            Equity
                                           ---------------  ---------------  --------------   -----------------  ---------------
   Balance, January 1, 1999                         1,240   $            1   $       4,959    $         50,023   $       54,983

   Net Income  (Loss)                                                                                   62,670           62,670
                                           ---------------  ---------------  --------------   -----------------  ---------------
   Balance, December 31, 1999                       1,240                1           4,959             112,693          117,653

      May 2000
     Forward Stock Split 4000/1                 4,958,760            4,959          (4,959)
     July 2000

    Issuance of Common Stock for Cash             250,000              250          24,750                               25,000

     October 2000
     Forward Stock Split 3/1                   10,420,000           10,420         (10,420)                                   -

   Net Income  (Loss)                                                                                  (27,872)         (27,872)
                                           ---------------  ---------------  --------------   -----------------  ---------------
   Balance December 31, 2000                   15,630,000   $       15,630   $      14,330    $         84,821   $      114,781
                                           ===============  ===============  ==============   =================  ===============





                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                             Statement of Cash Flows

                                                                  --------------------------------------
                                                                           For the Year Ended
                                                                              December 31
                                                                  --------------------------------------
                                                                         2000                1999
                                                                  ------------------  ------------------

    Cash Flows from Operating Activities:
    -------------------------------------

         Net Income (Loss)                                        $         (27,872)  $          62,670

         Changes in operating assets and liabilities:
                  Depreciation                                               12,664               4,000
                  Deferred Income Taxes                                     (21,023)             32,285
                  Other Liabilities                                               -                   -
                                                                  ------------------  ------------------
                  Total Adjustments                                          (8,359)             36,285
                                                                  ------------------  ------------------
    Net Cash Used in Operating Activities                         $         (36,231)  $          98,955

    Cash Flows from Investing Activities:
    -------------------------------------

         Fixed Assets                                                       (41,951)           (127,060)
                                                                  ------------------  ------------------
    Net Cash Used in Investing Activities                         $         (41,951)  $        (127,060)
                                                                  ------------------  ------------------
    Cash Flows from Financing Activities:
    -------------------------------------

         Note Payable - Related Party                                        26,725              54,983
         Common Stock                                                        25,000                   -
                                                                  ------------------  ------------------
    Net Cash Provided for Financing Activities                    $          51,725   $               -
                                                                  ------------------  ------------------
    Net Increase (Decrease) in Cash                               $         (26,457)  $         (28,105)

    Cash Balance,  Begin Period                                              26,878                   -
                                                                  ------------------  ------------------
    Cash Balance,  End Period                                     $             421   $           26,878
                                                                  ==================  ==================

    Supplemental Disclosures:
         Cash Paid for interest                                                   -                   -
         Cash Paid for income taxes                                               -                   -






                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                          Notes to Financial Statements



Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------

Cobra Financial Services Inc. ("the Company") was incorporated under the laws of the State of Texas on September 16, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of December 31, 2000. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock. Prior to 1999, the Company was involved in limited business consulting.

Revenue
-------

Revenue consists of general business consulting fees relating to services performed by the Company. The Company records revenue when the service is completed based on the accrual method of accounting.

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

The estimated useful lives are as follows:

                           Farm Equipment                 7 years
                           Leasehold Improvements        25 years
                           Buildings                     40 years

Depreciation expense for the years ended December 31, 2000 and 1999 was $12,664 and $4,000, respectively.

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

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

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

Fair Value Of Financial Instruments
-----------------------------------

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2000.

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

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for the first quarter of 2001 all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

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

Note 2  -  Common Stock
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

On the 12th day of October 2000, the Company approved a thee to one (3/1) forward split of the outstanding stock. At the time of the forward split there were a total of 5,210,000 shares outstanding.

Note 3  -  Related Parties
--------------------------

Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $343,072 and $44,678 for the years ended December 31, 2000 and 1999, respectively.

Also, Carlton Fleming advanced the Company a total of $26,725 in 2000 that is recorded as Note Payable - Related Party.

The company neither owns nor leases any real property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

Note 4 - Organization Costs
---------------------------

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

Note 5 - Income Taxes
---------------------

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

Note 6  -  Leases
-----------------

The Company leases 256 acres of farm land in Fannin County Texas for its planned farming operations The lease dated August of 1999 calls for a monthly lease payment of $2,000 per month and expires in April 2002. Although the initial lease is to expire on April 30, 2001. The lease contains a provision under Item 38 the tenant has the option to renew the lease for 3 additional three year terms. The Company also lease some equipment on a short-term or month-to-month basis to improve the farm land. At December 31, 2000, future minimum lease payments under these operating lease is as follows:

                                    2001                      $ 24,000
                                    2002                        20,000

Total rent expense for the year ended December 31, 2000 is $ 33,455.

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

Note 8 - Notes Payable - Related Party
--------------------------------------

The major shareholder, Carlton Fleming has advanced the Company $26,725 as of December 31, 2000. The note is classified as a current liability with a maturity date of December 31, 2001 and does not contain an interest provision.


Note 9  -  Subsequent Events
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

======================== ============ ========================================
            Name             Age                         Position
------------------------ ------------ ----------------------------------------
Carlton Fleming               39      president, director
------------------------ ------------ ----------------------------------------
Dane Mc Daniel                32      secretary, treasurer, director
------------------------ ------------ ----------------------------------------
Casey Boaz                    30      director
======================== ============ ========================================

Mr. Carlton Fleming, age 39, is our president and a member of our board of directors. Mr. Fleming has held this position since the company's inception. From 1987 until 1992, Mr. Fleming was a branch manager for J.W. Gant, a securities broker-dealer. From 1992 until 1996, Mr. Fleming was the branch manager for LaJolla Capital Corporation, a securities broker-dealer, until he co-founded Lloyd Wade Securities, Inc. Mr. Fleming retired from the securities industry in 1996. Since his retirement, Mr. Fleming has held the position of president of D & C Holdings, a privately held Texas corporation that conducted business as a pre-owned automobile dealer, and R & F Enterprises, Inc., a privately held Texas corporation that owned multiple health and tanning salons. Mr. Fleming currently dedicates 100% of his time to our business.

Mr. Dane McDaniel, age 32, is our secretary, treasurer and a member of our board of directors. Mr. McDaniel has been an officer and director of the company since 1997. From 1992 until present, Mr. McDaniel has held various positions with Hussmann Manufacturing, a company that manufactures refrigerated coolers. Mr. McDaniel does free-lance accounting and bookkeeping for various companies. Mr. McDaniel dedicates approximately 20 hours per week to the operations of the company.

Mr. Casey Boaz, age 30, is a member of our board of directors. Mr. Boaz was also one of our original founders. He has 7 distinguished years of service in the United States Navy from 1989-1996. Mr. Boaz is also a Gulf War veteran. In 1996, he earned a BS/BA in management from Troy State University. Mr. Boaz has experience in estate planning and trust preparation, investment banking and auditing. From 1997 to 1999, he was with Metlife where he held a Series 6 license and an insurance license and provided financial planning services to Metlife clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. From 1999 to 2000, Mr. Boaz was with Union Planners Investments where he held a Series 6, 7 and insurance license and provided Union Planners Investments' clients with financial planning services, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. He was employed with First Star Bank from 2000, where he held a Series 6, 7 and insurance license and provided financial planning services to First Star Bank's clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. Mr. Boaz purchased his current business in early 2001. He currently owns and operates Cole Youngers, a hardware and lumber company in southern Missouri. Mr.Boaz dedicates approximately 20 hours per week to our operations.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
----------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================================== ======== ================ ========= ===================== =====================
Name and Principal Position            Year        Annual       Bonus         Other Annual           All Other
                                                 Salary and       ($)       Compensation ($)        Compensation
                                                 expenses($)
------------------------------------- -------- ---------------- --------- --------------------- ---------------------
Carlton Fleming, president            2000        $343,072        None            None                  None
------------------------------------- -------- ---------------- --------- --------------------- ---------------------
                                      2001         $20,750        None            None                  None
------------------------------------- -------- ---------------- --------- --------------------- ---------------------
Dane McDaniel, secretary, treasurer   2000          None          None            None                  None
------------------------------------- -------- ---------------- --------- --------------------- ---------------------
                                      2001          None          None            None                  None
===================================== ======== ================ ========= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 6, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ======================================== ==================================== ===========================
    Title of Class                 Name and Address               Nature of Ownership and Number of        Percentage of Class
                                  of Beneficial Owner                       Shares Owned
----------------------- ---------------------------------------- ------------------------------------ ---------------------------
Common Stock            Carlton Fleming
Par Value $.001         3020 Legacy Drive,Suite 100, Plano,               12,000,000 shares                       76.8%
                        Texas 75023                                      President, Director
----------------------- ---------------------------------------- ------------------------------------ ---------------------------
Common Stock            Dane McDaniel
Par Value $.001         17 Belaire Ct.                                     168,000 shares                           1%
                        Truesdale,  MO 63383                       Secretary, Treasurer, Director
----------------------- ---------------------------------------- ------------------------------------ ---------------------------
Common Stock            Casey Boaz
Par Value $.001         RR1 Box 45B                                        168,000 shares                           1%
                        Birchtree, MO. 65438                                  Director
----------------------- ---------------------------------------- ------------------------------------ ---------------------------
Common Stock            All Officers and Directors as a Group                                                     78.9%
Par Value $.001                                                           12,336,000 shares
======================= ======================================== ==================================== ===========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

We lease 256 acres of land from our president, Mr. Carlton Fleming, for a fee of $2,000 per month. Mr. Chichakli, one of our shareholders, provides office space to us at no charge.

Our president, Carlton Fleming, has advanced the Company $32,223 as of December 31, 2001. The debt to Mr. Fleming has been classified as a current liability with a maturity date of December 31, 2002 and does not contain an interest provision. We have used the funds for general working capital.

In the opinion of management, we believe that the terms of the transactions discussed in this section were as favorable for the company as what could have been obtained from unrelated third parties through arms-length negotiations.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*

* Included in the registration statement on Form 10-SB filed on June 5, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the period covered by this annual report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dallas, Texas, on June 6, 2002.

                       Cobra Financial Services, Inc.
                       a Texas corporation


                       By:    /s/ Carlton Fleming
                              -----------------------------------------
                              Carlton Fleming
                       Its:   president, chief executive officer and a director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Cobra Financial Services, Inc.



By:      /s/ Carlton Fleming                                  June 6, 2002
         --------------------------------------------
         Carlton Fleming

Its:     president, chief executive officer and a director



By:      /s/ Dane McDaniel                                    June 6, 2002
         --------------------------------------------
         Dane McDaniel

Its:     secretary, treasurer, principal financial officer and a director



By:      /s/ Casey Boaz                                       June 6, 2002
         --------------------------------------------
         Casey Boaz

Its:     director