Form 10QSB/A
period 2001-06-30
COBRA FINANCIAL SERVICES INC
filed 2002-06-21
CIK 1118650

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

Item 1.  Financial Statements
-----------------------------


                          Cobra Financial Services Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                                June 30           December 31
                                                                                  2001                2000
                                                                           --------------------------------------

                                   A S S E T S
                                   -----------

Current Assets:
---------------
Cash                                                                       $              112   $            421
                                                                           -------------------  -----------------
               Total Current Assets                                                       112                421

Fixed Assets:
-------------
Farm Equipment                                                                         89,612             89,612
Buildings                                                                              26,653             26,653
Leasehold Improvements                                                                 52,746             52,746
Accumulated Depreciation                                                              (24,058)           (16,664)
                                                                           -------------------  -----------------
               Total Fixed Assets                                                     144,953            152,347
                                                                           -------------------  -----------------
               Total Assets                                                $          145,065    $       152,768
                                                                           ===================  =================

       L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
       --------------------------------------------------------------------

Current Liabilities
-------------------
Accrued Expenses                                                           $           12,000    $             -
Deferred Income Tax Payable                                                             3,968             11,262
Note Payable - Related Party                                                           28,474             26,725
                                                                           -------------------  -----------------
               Total Current Liabilities                                               44,442             37,987

Commitments and Contigencies                                                                -                  -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares                                       -                  -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                                    15,630             15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                             14,330             14,330
Accumulated surplus                                                                    70,663             84,821
                                                                           -------------------  -----------------
               Total Stockholders' Equity                                             100,623            114,781
                                                                           -------------------  -----------------
               Total Liabilities and Stockholders'  Equity                 $          145,065    $       152,768
                                                                           ===================  =================



                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Operations
                                  (Unaudited

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                   -----------------------------------------------------------------------
                                                       2001                  2000              2001             2000
                                                   ----------------   -----------------------------------  ---------------
Revenues:
        Revenue                                    $         3,300    $            11,500   $     20,867   $      539,585
                                                   ----------------   -----------------------------------  ---------------
             Total revenues                                  3,300                 11,500         20,867          539,585

Operating Expenses:
        Consulting Expenses                                      -                 13,493              -           91,359
        Officer Salary and Expenses                         17,000                      -         17,000          314,358
        Professional Fees                                    1,200                  7,700          1,200           45,250
        Vehicle Expenses                                         -                  6,239            847           13,047
        Lease Expenses                                       6,000                  6,091         12,000           12,182
        Depreciation                                         3,697                  3,367          7,394            6,734
        General and Administrative                           2,560                 14,420          3,878           24,315
                                                   ----------------   -----------------------------------  ---------------
                                                            30,457                 51,310         42,319          507,245
                                                   ----------------   -----------------------------------  ---------------
             Income (Loss) from operations                 (27,157)               (39,810)       (21,452)          32,340
                                                   ----------------   -----------------------------------  ---------------
Provision for Income Taxes:
        Income Tax Benefit (Expense)                         9,233                 13,535          7,294          (10,996)

             Net Income (Loss)                     $       (17,924)   $           (26,275)  $    (14,158)  $       21,344
                                                   ================   ===================================  ===============
Loss per common share:

             From operations                       $         (0.00)   $             (0.00)  $      (0.00)  $         0.00
                                                   ----------------   -----------------------------------  ---------------
Weighted average common shares outstanding              15,630,000             14,880,000     15,630,000       14,880,000
                                                   ================   ===================================  ===============



                See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                        -----------------------------------------
                                                                                2001                 2000
                                                                        --------------------   ------------------
Cash Flows from Operating Activities:
Net Income                                                              $           (14,158)   $          21,344

Adjustments to Reconcile net loss to net cash provided by
(used in) operating activities:
             Depreciation                                                             7,392                6,734
          Changes in operating assets and liabilities:
             Accrued Expenses                                                        12,000                    -
             Deferred Income Tax Payable                                             (7,294)              20,141
                                                                        --------------------   ------------------
Net Cash provided by (used in) Operating Activities                     $            (2,060)   $          48,219

Cash Flows from Investing Activities:
          Fixed Assets                                                                    -              (85,581)
                                                                        --------------------   ------------------
Net Cash provided by (used in) Investing Activities                     $                 -    $         (85,581)

Cash Flows from Financing Activities:
          Issuance of common stock                                                        -                    -
          Proceeds from financing                                                                         25,000
          Advances from officer                                                       1,750                    -
                                                                        --------------------   ------------------
Net Cash provided by (used in) Financing Activities                     $             1,750    $          25,000

Net Increase (Decrease) in cash and cash equivalents                                   (310)             (12,362)

Cash at beginning of period                                             $               421    $          26,778
                                                                        ====================   ==================
Cash at end of period                                                   $               112    $          14,416
                                                                        ====================   ==================
Supplemental disclosure:
          Total interest paid                                           $                 -    $               -
                                                                        ====================   ==================



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

In that regard, we leased real estate in north Texas. We constructed a 7,200 square foot building on the leased property. Although we cannot give a specific timetable, we hope to purchase our own cattle to raise on the property. We will not purchase cattle until and unless we have generated sufficient revenue for a sufficient period of time to justify such action. There is no guarantee that we will ever generate sufficient revenue to purchase our own cattle. Therefore, our initial business will be to purchase beef from third party suppliers for export. The property is located in north Texas in an area supported by municipal utilities. The property is situated in a moderate climate zone that we believe is ideal for raising cattle in that the climate and conditions are conducive to raising healthy cattle. The property is located near a major highway and relatively close to a railroad, seaports, and airport facilities which makes transportation of beef more convenient. Our operations to date have focused on improving the real property. As discussed above, we have constructed a 7,200 square foot building, cleared brush, plowed and planted Bermuda grass, installed water, electricity, roads, and erected fencing. We do not anticipate that we will purchase cattle for at least the next 12 months. As of June 30, 2001, we had not entered into any agreements to export beef, nor can we give any assurances that we will be able to arrange for contracts to export beef in the near future.

As of June 30, 2001, the only revenues we have generated are from consulting services provided by Mr. Fleming, our president. Mr. Fleming has provided consulting services in the areas of general business and corporate operations. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should be raise sufficient funding through loans or otherwise, we plan to completely discontinue providing business consulting services and intend to focus only on our proposed exporting activities.

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

     o Signing purchase and export agreements. We plan to begin negotiating and signing initial purchase agreements for ready-to-ship meat during the fourth quarter of 2002. We will need to complete the registration process and raise sufficient funding for the purchase of beef prior to entering into any purchase or export agreements. As part of our initial research and development, we have identified possible vendors as our president has business associates who have business relationships with potential vendors. As of June 30, 2001, we had not engaged in any formal negotiations with potential vendors. We anticipate that funding for the purchase of beef will come from SBA loans and any USDA subsidies we are able to arrange. The USDA export subsidy is a program offered by the USDA to promote trade, enhance the marketability and competitiveness of United States products in the world market. The USDA subsidy is intended to provide incentives to United States exporters only. The purpose of the subsidy is to compensate the exporter for the difference between the United States market price and the export price of the particular product where the United States price is higher than the export price. This is designed to encourage exports and allow United States products to compete with other exporting countries such as countries from the European Union. The USDA subsidies require that exporters apply for subsidies only after they secure sales contracts with the foreign buyers. Assuming we secure such sales contracts, we intend to apply for such subsidies. There is no guarantee we will receive subsidies. To apply, we will be required to complete the governmental forms and submit same to the USDA for review.

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

Liquidity and Capital Resources. We had cash of $112 as of June 30, 2001, compared to cash of $421 as of December 31, 2000. As of June 30, 2001, our total assets were $145,065, compared to total assets of $152,768 as of December 31, 2000. Our fixed assets at June 30, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746, less depreciation of $24,058. This is compared to our fixed assets at December 31, 2000, which consisted of farm equipment valued at $89,612, buildings valued at $26,653 and leaseholder improvements valued at $52,746, less depreciation of $16,664.

As of June 30, 2001, we had liabilities of $44,442, compared to liabilities of $37,987 as of December 31, 2000. At June 30, 2001 our assets exceeded our liabilities by $100,623, compared to our assets exceeding liabilities by $114,781 as of December 31, 2000.

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

Operating Expenses. Our total operating expenses were $42,319 for the six-month period ended June 30, 2001 compared to total expenses of $507,245 for the six-month period ended June 30, 2000. Our reduced expenses for the corresponding periods was primarily due to reduced expenses for consulting services, reduced officers salaries and expenses, reduced professional fees and vehicle expenses and reduced general and administrative expenses. For the six-month period ended June 30, 2001, we experienced a net loss of $21,452 compared to net income of $32,340 for the six-month period ended June 30, 2000. Although we had significantly more less for the six month period ended June 30, 2000, that was offset by the decreased revenues in 2000, ultimately resulting in a net loss.

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

None.
-----

Reports on Form 8-K
-------------------

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


                                           Cobra Financial Services, Inc.,
                                           a Texas corporation

June 6, 2002                       By:   /s/ Carlton W. Fleming
                                           -----------------------------------
                                           Carlton W. Fleming
                                   Its:    President