Form 10KSB/A
period 2001-12-31
COBRA FINANCIAL SERVICES INC
filed 2002-09-04
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the fiscal year ended December 31, 2001
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934   For the transition period from          to
                                                         ----------  -----------
Commission File Number: 000-32845

                         Cobra Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

Texas                                                                75-2668876
-----                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

811 S. Central Expressway, Suite 210, Richardson, Texas                   75080
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                   972.644.9991
                                   ------------

              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 ------------------------------       -----------------------------------------

               None                                       None
               ----                                       ----

Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $28,267.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.(See definition of affiliate in Rule 12b-2 of the Exchange Act.)As of December 31, 2001, approximately $0.

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

                        [ ]  Yes            [ ]  No

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

According to the United States Department of Agriculture, Foreign Agricultural Service's BICO Export Commodity Aggregations citing the Department of Commerce, U.S. Census Bureau Foreign Trade Statistics found on the U.S. Department of Agriculture website, the following are export figures of red meat to the UAE in the years noted:

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


========================================= =====================================
                   Property                     December 31, 2001
----------------------------------------- -------------------------------------
Cash                                                                       $68
----------------------------------------- -------------------------------------
Fixed Assets, net                                                     $139,683
========================================= =====================================

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

For the year ended December 31, 2001.


Liquidity and Capital Resources. We had cash of $68 as of December 31, 2001. As of December 31, 2001, our total assets were $139,751. Our assets at December 31, 2001 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746 less accumulated depreciation of $29,328.

As of December 31, 2001, we had liabilities of $53,543. Our liabilities consisted primarily of accrued expenses and a note payable to a related party. At December 31, 2001, our assets exceeded our liabilities by $86,208.


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

Item 7.  Financial Statements.
------------------------------

Board of Directors
Cobra Financial Services Inc.

                          INDEPENDENT AUDITOR'S REPORT

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

                         COBRA FINANCIAL SERVICES, INC.
                                 Balance Sheet
                             As of December 31, 2001


                                   A S S E T S
                                   -----------
    Current Assets
    --------------
            Cash                                                  $                 68
                                                                  ---------------------
                  Total Current Assets                                                                    68
                                                                                         --------------------

    Fixed Assets
    ------------
            Farm  Equipment                                                     89,612
            Buildings                                                           26,653
            Leasehold Improvements                                              52,746
                                                                  ---------------------
                                                                               169,011
            Less: Accumulated Depreciation                                     (29,328)
                                                                  ---------------------

            Total Fixed Assets                                                                       139,683
                                                                                         --------------------


                                                                                         --------------------
            Total Assets                                                                 $           139,751
                                                                                         ====================


                              L I A B I L I T I E S
                              ---------------------
    Current Liabilities
    -------------------
           Accrued Expenses                                                     21,320
          Note Payable - Related Party                                          32,223
                                                                  ---------------------

          Total Current Liabilities                                                                   53,543
                                                                                         --------------------

          Total Liabilities                                                                           53,543

Comitments and Contingencies                                                                               -


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock

             20,000,000 authorized shares, par value $.001
             no shares issued and outstanding
Common Stock                                                                                          15,630
             100,000,000 authorized shares, par value $.001
             15,630,000 shares issued and outstanding

Additional Paid-in-Capital                                                                            14,330
Accumulated Surplus                                                                                   56,248
                                                                                         --------------------
           Total Stockholders' Equity (Deficit)                                                       86,208
                                                                                         --------------------
           Total Liabilities and Stockholders' Equity                                    $           139,751
                                                                                         ====================




 The acompanying notes are integral part of Consolidated Financial Statements.

                        COBRA FINANCIAL STATEMENTS, INC.
                             Statement of Operations




                                                              --------------------------------------
                                                                       For the Years Ended
                                                                 December 31
                                                              --------------------------------------
                                                                    2001                2000
                                                              ------------------  ------------------
Revenues:
---------
Revenues                                                                 28,267             528,085
                                                              ------------------  ------------------

            Total Revenues                                    $          28,267   $         528,085


Expenses:
---------
Consulting Expenses                                                           -              94,264
Officer Salary and Expenses                                              20,750             343,072
Professional Fees                                                         2,100              49,060
Lease Expense                                                            24,000              33,455
Vehicle Expenses                                                            847              14,358
Property Taxes                                                                -               3,509
Depreciation Expense                                                     12,664              12,664
Utilities                                                                     -               1,647
Other Expenses                                                            7,741              18,286
                                                              ------------------  ------------------

             Total Expenses                                              68,102             570,315

Net Income (Loss) from Operations                             $         (39,835)  $         (42,230)

Provision for Income Taxes:
      Income Tax Benefit (Expense)                                            -                   -

                                                              -----------------   ------------------
        Net Income (Loss)                                     $         (39,835)  $         (42,230)
                                                              ==================  ==================

Basic and Diluted Earnings Per Common Share                               (0.00)              (0.00)
                                                              ------------------  ------------------

Weighted Average number of Common Shares                             15,630,000          15,255,000
                                                              ==================  ==================
      used in per share calculations


      * - Retroactively Restated





 The acompanying notes are integral part of Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                        Statement of Stockholders' Equity




                                                               $0.001            Paid-In           Accumulated        Stockholders'
                                           Shares            Par Value           Capital             Surplus             Equity
                                      ------------------  -----------------  -----------------   -----------------  ---------------

 Balance, December 31, 1999                 4,960,000              4,960                  -             138,313             143,273

   July 2000
  Issuance of Common Stock for Cash           250,000                250             24,750                                  25,000

   October 2000
   Forward Stock Split 3/1                 10,420,000             10,420            (10,420)                                      -

 Net Income  (Loss)                                                                                     (42,230)            (42,230)
                                    ------------------  -----------------  -----------------   -----------------  ------------------

 Balance December 31, 2000                 15,630,000   $         15,630   $         14,330    $         96,083   $         126,043
                                    ==================  =================  =================   =================  ==================

 Net Income  (Loss)                                                                                     (39,835)            (39,835)
                                    ------------------  -----------------  -----------------   -----------------  ------------------


 Balance December 31, 2001                 15,630,000   $         15,630   $         14,330              56,248   $          86,208
                                    ==================  =================  =================   =================  ==================





 The acompanying notes are integral part of Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                             Statement of Cash Flows

                                                                      ---------------------------------------------
                                                                                   For the Year Ended
                                                                                     December 31
                                                                      --------------------------------------------
                                                                              2001                   2000
                                                                      ---------------------  ----------------------

    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                                            $            (39,835)  $             (42,230)

         Changes in operating assets and liabilities:
                  Depreciation                                                      12,664                  12,664
                  Deferred Income Taxes                                                  -                       -
                  Other Liabilities                                                 21,320                  (6,665)
                                                                      ---------------------  ----------------------

                  Total Adjustments                                                 33,984                   5,999
                                                                      ---------------------  ----------------------

    Net Cash Used in Operating Activities                             $             (5,851)  $             (36,231)


    Cash Flows from Investing Activities:

         Fixed Assets                                                                    -                 (41,951)
                                                                      ---------------------  ----------------------

    Net Cash Used in Investing Activities                             $                  -   $             (41,951)
                                                                      ---------------------  ----------------------

    Cash Flows from Financing Activities:
    ------------------------------------

         Note Payable - Related Party                                                5,498                  26,725
         Common Stock                                                                    -                  25,000
                                                                      ---------------------  ----------------------

    Net Cash Provided for Financing Activities                        $              5,498   $              51,725
                                                                      ---------------------  ----------------------

    Net Increase (Decrease) in Cash                                   $               (353)  $             (26,457)

    Cash Balance,  Begin Period                                                        421                   26,878
                                                                      ---------------------  ----------------------

    Cash Balance,  End Period                                         $                 68   $                 421
                                                                      =====================  ======================


    Supplemental Disclosures:
         Cash Paid for interest                                                          -                       -
         Cash Paid for income taxes                                                      -                       -





 The acompanying notes are integral part of Consolidated Financial Statements.

                         COBRA FINANCIAL SERVICES, INC.
                         Notes to Financial Statements




Note 1  -  Summary of Significant Accounting Policies
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

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                                   2001             2000
                                                   ----             ----
            Current                           $        -0-      $        -0-
            Deferred                                   -0-               -0-
                                              ------------      ------------
    Total provisions for income taxes         $        -0-      $        -0-


Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                    2001             2000
                                                    ----             ----
            Net operating loss carryforward    $   13,544       $    14,258
            Valuation allowance                   (13,544)          (14,258)

            Total provisions for income taxes  $       -0-      $        -0-


The net operating loss carryforward will expire if not applied beginning by 2020.



Note 6  -  Leases
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

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through its business plan.

Note 8 - Notes Payable - Related Party
---------------------------------------

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


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

========================= =================== =================================
            Name                 Age                      Position
------------------------- ------------------- ---------------------------------
Carlton Fleming                   39          president, director
------------------------- ------------------- ---------------------------------
Dane Mc Daniel                    32          secretary, treasurer, director
------------------------- ------------------- ---------------------------------
Casey Boaz                        30          director
========================= =================== =================================


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

Item 10.  Executive Compensation
--------------------------------

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

======================= ======================================== ==================================== =============================
    Title of Class                 Name and Address               Nature of Ownership and Number of        Percentage of Class
                                  of Beneficial Owner                       Shares Owned
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Carlton Fleming
Par Value $.001         3020 Legacy Drive,Suite 100, Plano,               12,000,000 shares                       76.8%
                        Texas 75023                                      President, Director
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Dane McDaniel
Par Value $.001         17 Belaire Ct.                                     168,000 shares                           1%
                        Truesdale,  MO 63383                       Secretary, Treasurer, Director
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Casey Boaz
Par Value $.001         RR1 Box 45B                                        168,000 shares                           1%
                        Birchtree, MO. 65438                                  Director
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            All Officers and Directors as a Group                                                     78.9%
Par Value $.001                                                           12,336,000 shares
======================= ======================================== ==================================== =============================

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

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

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dallas, on August 31, 2002.


                                            Cobra Financial Services, Inc.
                                            a Texas corporation

                                            By:      /s/ Carlton Fleming
                                                     --------------------------
                                                     Carlton Fleming

                                            Its:     president, chief executive
                                                     officer and a director



 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Cobra Financial Services, Inc.



By:      /s/ Carlton Fleming                                     August 31, 2002
         ---------------------------------------
         Carlton Fleming

Its:     president, chief executive officer and a director



By:      /s/ Dane McDaniel                                       August 31, 2002
         ---------------------------------------
         Dane McDaniel

Its:     secretary, treasurer, principal financial officer and a director



By:      /s/ Casey Boaz                                          August 31, 2002
         ---------------------------------------
         Casey Boaz

Its:     director

CERTIFICATIONS
--------------

I, Carlton Fleming, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cobra Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 31, 2002


/s/ Carlton Fleming
--------------------------------------
Carlton Fleming
Chief Executive Officer

CERTIFICATIONS
---------------

I, Dane McDaniel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cobra Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 31, 2002


/s/ Dane McDaniel
--------------------------------------
Dane McDaniel
Chief Financial Officer