Form 10QSB/A
period 2002-03-31
COBRA FINANCIAL SERVICES INC
filed 2002-09-04
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                           ---------------    -----------------

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


                          Cobra Financial Services Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                                March 31          December 31
                                                                                  2002                2001
                                                                           --------------------------------------
                                   A S S E T S
                                   -----------
Current Assets:
Cash                                                                       $              764   $             68
                                                                           -------------------  -----------------
               Total Current Assets                                                       764                 68

Fixed Assets:
Farm Equipment                                                                         89,612             89,612
Buildings                                                                              26,653             26,653
Leasehold Improvements                                                                 52,746             52,746
Accumulated Depreciation                                                              (33,025)           (29,328)
                                                                           -------------------  -----------------
               Total Fixed Assets                                                     135,986            139,683

                                                                           -------------------  -----------------
               Total Assets                                                $          136,750   $        139,751
                                                                           ===================  =================


      L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
      --------------------------------------------------------------------

Current Liabilities
Accrued Expenses                                                           $           27,320   $         21,320
Note Payable - Related Party                                                           36,923             32,223
                                                                           -------------------  -----------------
               Total Current Liabilities                                               64,243             53,543

Commitments and Contigencies                                                                -                  -

Stockholders' Equity
Preferred Stock,  $.001 par value,  20,000,000 shares                                       -                  -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                                    15,630             15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                             14,330             14,330
Accumulated deficit                                                                    42,547             56,248
                                                                           -------------------  -----------------
               Total Stockholders' Equity                                              72,507             86,208
                                                                           -------------------  -----------------
               Total Liabilities and Stockholders'  Equity                 $          136,750   $        139,751
                                                                           ===================  =================



                 See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                  --------------------------------------------
                                                         2002                    2001
                                                  -------------------     --------------------
Revenues:
        Revenue                                   $                -      $            17,567
                                                  -------------------     --------------------
             Total revenues                                        -                   17,567

Operating Expenses:
        Professional Fees                                      2,105                        -
        Vehicle Expenses                                       1,185                      847
        Lease Expenses                                         6,000                    6,000
        Depreciation                                           3,697                    3,697
        General and Administrative                               714                    1,318
                                                  -------------------     --------------------
                                                              13,701                   11,862
                                                  -------------------     --------------------

             Income (Loss) from operations                   (13,701)                   5,705
                                                  -------------------     --------------------

Provision for Income Taxes:
        Income Tax Benefit (Expense)                               -                        -

             Net Income (Loss)                    $          (13,701)     $             5,705
                                                  ===================     ====================

Loss per common share:

             From operations                      $            (0.00)     $              0.00
                                                  -------------------     --------------------

Weighted average common shares outstanding                15,630,000               15,180,000
                                                  ===================     ====================

             Retroactively Restated





                 See accompanying notes to Financial Statements.

                          Cobra Financial Services Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                        -------------------------------------------------
                                                                                 2002                      2001
                                                                        ------------------------   ----------------------
Cash Flows from Operating Activities:
Net Income                                                              $               (13,701)   $               5,705


Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
             Depreciation                                                                 3,697                    3,697
          Changes in operating assets and liabilities:
             Accrued Expenses                                                             6,000                    6,000
             Deferred Income Tax Benefit                                                      -                        -

                                                                        ------------------------   ----------------------
Net Cash provided by (used in) Operating Activities                     $                (4,004)   $              15,402

Cash Flows from Investing Activities:
          Fixed Assets                                                                        -                        -
                                                                        ------------------------   ----------------------
Net Cash provided by (used in) Investing Activities                     $                     -    $                   -

Cash Flows from Financing Activities:
          Issuance of common stock                                                            -                        -
          Advances from officer                                                           4,700                    1,750
                                                                        ------------------------   ----------------------
Net Cash provided by (used in) Financing Activities                     $                 4,700    $               1,750

Net Increase (Decrease) in cash and cash equivalents                                        696                   17,152

Cash at beginning of year                                               $                    68    $                 421
                                                                        ========================   ======================

Cash at end of year                                                     $                   764    $              17,573
                                                                        ========================   ======================

Supplemental disclosure:
          Total interest paid                                           $                     -    $                   -
                                                                        ========================   ======================




                 See accompanying notes to Financial Statements.

                         Cobra Financial Services, Inc.
                          Notes to Financial Statements






NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
--------
The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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


As of March 31, 2002, the only revenues we have generated are from consulting services provided by Mr. Fleming, our president. However, during the three-month period ended March 31, 2002, we did not earn any revenues. Mr. Fleming has provided consulting services in the areas of general business and corporate operations. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. Mr. Fleming has indicated that he will not provide consulting services in the future. In fact, should be raise sufficient funding through loans or otherwise, we plan to completely discontinue providing business consulting services and intend to focus only on our proposed exporting activities.


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


Liquidity and Capital Resources. We had cash of $764 as of March 31, 2002, compared to cash of $68 as of December 31, 2001. As of March 31, 2002, our total assets were $136,750, compared to total assets of $139,751 as of December 31, 2001. Our fixed assets at March 31, 2002 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746, less depreciation of $33,025.

As of March 31, 2002, we had liabilities of $64,243, compared to liabilities of $53,543 as of December 31, 2001. At March 31, 2002 our assets exceeded our liabilities by $72,057.


Results of Operations.


We have not engaged in any exporting operations to date. Since our inception, our only revenues have been derived from consulting income from consulting services provided by our president, Carlton Fleming. However, during the three-month period ended March 31, 2002, we did not earn any revenue from consulting services, or otherwise. Mr. Fleming does not intend to provide consulting services in the future.

Revenues. During the three month period ended March 31, 2002, we did not earn any revenues, compared to $17,567 realized during the same period ending March 31, 2001. The revenue in 2001 was from consulting services provided by our president, Carlton Fleming. However, Mr. Fleming does not intend to provide consulting services in the future.


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


We have not engaged in any exporting activities to date. Our only revenues have been derived from the general business consulting services provided by our president, Mr. Fleming, to other businesses. However, during the three-month period ended March 31, 2002, we did not earn any revenues from consulting services, or otherwise. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. Mr. Fleming has indicated that he will not provide consulting services in the future. In fact, should we be successful in raising sufficient capital through loans or otherwise, we plan to completely discontinue our business consulting services and focus entirely on our proposed exporting activities. There is also no guarantee that we will be able to generate revenues from our proposed exporting activities.


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

Item 5.  Other Information
--------------------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits

None.
----

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

                                             Cobra Financial Services, Inc.,
                                             a Texas corporation

August  31, 2002                   By:       /s/ Carlton W. Fleming
                                             -----------------------------------
                                             Carlton W. Fleming

                                   Its:      President

CERTIFICATIONS

I, Carlton Fleming, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cobra Financial Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 31, 2002


/s/ Carlton Fleming
----------------------
Carlton Fleming
Chief Executive Officer

CERTIFICATIONS I, Dane McDaniel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cobra Financial Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 31, 2002


/s/ Dane McDaniel
----------------------
Dane McDaniel
Chief Financial Officer