Form 10QSB
period 2002-09-30
COBRA FINANCIAL SERVICES INC
filed 2003-04-09
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2002, there were 15,630,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                    Cobra Financial Services Inc.
                                          Balance Sheets
                                           (Unaudited)

                                                                               September 30        December 31
                                                                                  2002                2001
                                                                                  ----                ----
                                                                           --------------------------------------
                                   A S S E T S
                                   -----------
Current Assets:
---------------
Cash                                                                       $              312   $             68

                                                                           -------------------  -----------------
               Total Current Assets                                                       312                 68

Fixed Assets:
-------------
Farm Equipment                                                                         89,612             89,612
Buildings                                                                              26,653             26,653
Leasehold Improvements                                                                 52,746             52,746
Accumulated Depreciation                                                              (40,419)           (29,328)
                                                                           -------------------  -----------------
               Total Fixed Assets                                                     128,592            139,683



                                                                           -------------------  -----------------
               Total Assets                                                $          128,904  $        139,751
                                                                           ===================  =================


      L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y
      --------------------------------------------------------------------

Current Liabilities
-------------------
Accrued Expenses                                                           $           39,325   $         21,320
Note Payable - Related Party                                                           38,423             32,223
                                                                           -------------------  -----------------
               Total Current Liabilities                                               77,748             53,543

Commitments and Contingencies                                                                -                  -
----------------------------

Stockholders' Equity
--------------------
Preferred Stock,  $.001 par value,  20,000,000 shares                                       -                  -
         authorized;  none issued and outstanding
Common stock,  $.001 par value,  100,000,000 shares                                    15,630             15,630
         authorized;  15,630,000 shares issued and
         outstanding
Additional paid-in capital                                                             14,330             14,330
Accumulated surplus                                                                    21,196             56,248
                                                                           -------------------  -----------------


               Total Stockholders' Equity                                              51,156             86,208
                                                                           -------------------  -----------------

               Total Liabilities and Stockholders'  Equity                 $          128,904   $        139,751
                                                                           ===================  =================


See accompanying notes to Financial Statements.

Cobra Financial Services Inc.

                                                     Statements of Operations
                                                            (Unaudited)


                                                     Three Months Ended                        Nine Months Ended
                                                         September 30,                           September 30,
                                                     -------------------     -----------------------------------    ---------------
                                                            2002                    2001              2002               2001
                                                     -------------------     -------------------  --------------    ---------------
Revenues:
        Revenue                                      $                -      $             7,400  $           -     $       28,267
                                                     -------------------     -------------------  --------------    ---------------

             Total revenues                                           -                    7,400              -             28,267

Operating Expenses:
        Consulting Expenses                                       1,200                        -          1,200                  -
        Officer Salary and Expenses                                   -                        -              -             17,000
        Professional Fees                                             -                      900          2,105              2,100
        Vehicle Expenses                                              -                    2,808          1,185              3,655
        Lease Expenses                                            6,000                    6,000         18,000             18,000
        Depreciation                                              3,697                    3,697         11,091             11,091
        General and Administrative                                   45                      719          1,426              4,597
                                                     -------------------     -----------------------------------    ---------------

                                                                 10,942                   14,124         35,052             56,443
                                                     -------------------     -----------------------------------    ---------------

             Income (Loss) from operations                      (10,942)                  (6,724)       (35,052)           (28,176)
                                                     -------------------     -----------------------------------    ---------------
Provision for Income Taxes:
        Income Tax Benefit (Expense)                                  -                        -              -                  -



             Net Income (Loss)                       $          (10,942)     $            (6,724) $     (35,052)    $      (28,176)
                                                     ===================     ===================================    ===============
Loss per common share:

             From operations                         $            (0.00)     $             (0.00) $       (0.00)    $        (0.00)

                                                     -------------------     -----------------------------------    ---------------

Weighted average common shares outstanding                   15,630,000                15,630,000     15,630,000         15,630,000
                                                     ===================     ===================================    ===============



See accompanying notes to Financial Statements.

Cobra Financial Services Inc.

                                                 Statements of Cash Flows
                                                       (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                        ------------------------------------------------
                                                                                 2002                      2001
                                                                        ------------------------   ---------------------
Cash Flows from Operating Activities:
Net Income                                                              $               (35,052)   $             (28,176)

Adjustments to Reconcile net loss to net cash
      provided by (used in) operating activities:
             Depreciation
                                                                                         11,091                    11,091
          Changes in operating assets and liabilities:
             Accrued Expenses
                                                                                         18,005                   15,335

                                                                        ------------------------   ---------------------
Net Cash provided by (used in) Operating Activities                     $                (5,956)   $              (1,760)

Cash Flows from Investing Activities:
          Fixed Assets
                                                                                              -                        -

                                                                        ------------------------   ---------------------
Net Cash provided by (used in) Investing Activities                     $                     -    $                   -

Cash Flows from Financing Activities:
          Issuance of common stock
                                                                                              -                        -
          Proceeds from financing
                                                                                          6,200                        -
          Advances from officer
                                                                                              -                    3,498

                                                                        ------------------------   ----------------------
Net Cash provided by (used in) Financing Activities                     $                 6,200    $               3,498

Net Increase (Decrease) in cash and cash equivalents
                                                                                            244                    1,748

Cash at beginning of period                                             $                    68    $                 421
                                                                        ========================   ======================

Cash at end of period                                                   $                   312    $               2,169
                                                                        ========================   ======================
Supplemental disclosure:
          Total interest paid                                           $                     -    $                   -
                                                                        ========================   ======================



See accompanying notes to Financial Statements.

Cobra Financial Services, Inc.

                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

GENERAL
-------
The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of September 30, 2002 and for the three and nine ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the three and nine months ended September 30, 2002 and 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001, and for the two years then ended December 31, 2001 and 2000 and related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission

ORGANIZATION
------------
Cobra Financial Services Inc. ("the Company") was incorporated under the laws of the State of Texas on September 16, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of September 30, 2002. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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



Depreciation expense for the years ended December 31, 2001 and nine months ended September 30, 2002 was $12,664 and $11,091, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at September 30, 2002.

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

NOTE 3 - COMMON STOCK
---------------------
In May of 2000, the Company approved a 4000 to 1 forward split of the outstanding common stock. At the time of the forward split there were a total of 1,240 shares outstanding. The financial statements are showing the shares retroactively restated.

In July of 2000, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded be sections 4 (2) and 3(b) of the Act and Regulation D, Rule 506 promulgated there under. The Company sold 250,000 shares of common stock at a price of $.10 per share for a total amount raised of $25,000.

NOTE 4 - RELATED PARTIES
------------------------
Officer Salary and Expenses - Carlton Fleming received no salary and expenses for the nine months ended September 30, 2002.

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

NOTE 8 - NOTES PAYABLE - RELATED PARTY
--------------------------------------
The major shareholder, Carlton Fleming has advanced the Company $38,423 as of September 30, 2002. The note is classified as a current liability with a maturity date of December 31, 2002 and does not contain an interest provision

NOTE 9 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cobra Financial Services, Inc. was incorporated in Texas in 1996 by Mr. Carlton Fleming, our president and a member of our Board of Directors, for the purpose of investing in agricultural land and projects. For several years we invested heavily in the improvement of farmland and farming equipment in the State of Texas while attempting to attract experts in the fields for the purpose of raising cattle and exporting bovine meat to the United Arab Emirates (the "UAE"), Kuwait and Saudi Arabian Markets. The current conflict in the Middle East may materially affect our proposed plan of operation. At a minimum, the outlined time frames have been lengthened to take into consideration the impact of this conflict.

We have leased real estate in north Texas. We constructed a 7,200 square foot building on the leased property. Although we cannot give a specific timetable, we hope to purchase our own cattle to raise on the property. We will not purchase cattle until and unless we have generated sufficient revenue for a sufficient period of time to justify such action. There is no guarantee that we will ever generate sufficient revenue to purchase our own cattle. Therefore, our initial business will be to purchase beef from third party suppliers for export. The property is located in north Texas in an area supported by municipal utilities. The property is situated in a moderate climate zone that we believe is ideal for raising cattle in that the climate and conditions are conducive to raising healthy cattle. The property is located near a major highway and relatively close to a railroad, seaports, and airport facilities which makes transportation of beef more convenient. Our operations to date have focused on improving the real property. As discussed above, we have constructed a 7,200 square foot building, cleared brush, plowed and planted Bermuda grass, installed water, electricity, roads, and erected fencing. We do not anticipate that we will purchase cattle for at least the next 12 months. As of September 30, 2002, we had not entered into any agreements to export beef, nor can we give any assurances that we will be able to arrange for contracts to export beef in the near future.

From our inception in 1996 to September 30, 2002, the only revenues we have generated are from consulting services provided by Mr. Fleming, our president. Mr. Fleming has provided consulting services in the areas of general business and corporate operations. There can be no assurances that Mr. Fleming will be able to generate revenues in the future from his consulting services. In fact, should be raise sufficient funding through loans or otherwise, we plan to completely discontinue providing business consulting services and intend to focus only on our proposed exporting activities.

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

Planned Operation. At least initially, we plan to purchase meat to export. Over the next three years we plan to purchase ready-to-ship frozen meat products from existing meat packing plants which have excess capacity. We will purchase the meat already frozen from meatpacking facilities. After the meat has been purchased from plants throughout the United States, we plan to ship it to overseas buyers in 40 foot containers. Each container we plan to use will be able to hold approximately 25 metric tons (approximately 61,000 pounds) of meat. We anticipate that the average shipping time will be three to four weeks from shipment to destination, depending on the destination. Once we begin exporting beef, we will attempt to process bi-weekly shipments of two containers each in order to reach our production target of 1.5 million pounds per year at an average of 125,000 pounds per month. We hope that at the end of a three year period, we will have the ability to purchase our own cattle. There is no guaranty that we will ever be in the position to purchase our own cattle.

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

o Raising working capital. Our registration statement was filed with the Securities and Exchange Commission on June 5, 2001. Sixty days after filing, our registration statement became effective with the Securities and Exchange Commission. We plan to apply with the National Association of Securities Dealers, Inc., to participate on the Over-the-Counter Bulletin Board. If we are cleared to participate on the Over-the-Counter Bulletin Board, we expect to be able to raise the necessary capital to fund our initial operations. Specifically, we believe that the capital markets available to a Bulletin Board company are broader than those available to a private company. We believe that, in general, investors view participation on the Bulletin Board provides a certain degree of liquidity to their investment compared to stock ownership in a purely private company. Therefore, we believe that should we be cleared to participate on the Bulletin Board, we will have access to investors which would not otherwise be available if we were a private company.

We anticipate that we will be in a position to apply for SBA loans during the third quarter of 2003. We anticipate that the legal, professional, and operational costs associated with this process are $30,000. We plan to pay such expenses from our existing capital resources.

o Signing purchase and export agreements. We plan to begin negotiating and signing initial purchase agreements for ready-to-ship meat during the second quarter of 2003. We will need to complete the registration process and raise sufficient funding for the purchase of beef prior to entering into any purchase or export agreements. As part of our initial research and development, we have identified possible vendors as our president has business associates who have business relationships with potential vendors. As of September 30, 2002, we had not engaged in any formal negotiations with potential vendors. We anticipate that funding for the purchase of beef will come from SBA loans and any USDA subsidies we are able to arrange. The USDA export subsidy is a program offered by the USDA to promote trade, enhance the marketability and competitiveness of United States products in the world market. The USDA subsidy is intended to provide incentives to United States exporters only. The purpose of the subsidy is to compensate the exporter for the difference between the United States market price and the export price of the particular product where the United States price is higher than the export price. This is designed to encourage exports and allow United States products to compete with other exporting countries such as countries from the European Union. The USDA subsidies require that exporters apply for subsidies only after they secure sales contracts with the foreign buyers. Assuming we secure such sales contracts, we intend to apply for such subsidies. There is no guarantee we will receive subsidies. To apply, we will be required to complete the governmental forms and submit same to the USDA for review.

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

For the nine-month period ended September 30, 2002.

Liquidity and Capital Resources. We had cash of $312 as of September 30, 2002, compared to cash of $68 as of December 31, 2001. As of September 30, 2002, our total assets were $128,904 compared to total assets of $139,751 as of December 31, 2001. Our fixed assets at September 30, 2002 consisted primarily of farm equipment valued at $89,612, buildings valued at $26,653 and leasehold improvements valued at $52,746, less depreciation of $40,419.

As of September 30, 2002, we had liabilities of $77,748, compared to liabilities of $53,543 as of December 31, 2001. At September 30, 2002 our assets exceeded our liabilities by $51,156.

RESULTS OF OPERATIONS.

We have not engaged in any exporting operations to date. Our only revenues have been derived from consulting income from consulting services provided by our president, Carlton Fleming. However, we do not believe that we will earn any future revenues from such services. Moreover, during the nine month period ended September 30, 2002, we did not earn any revenue from any source.

Revenues. During the nine month period ended September 30, 2002, we did not earn any revenues, compared to $28,267 realized during the same period ending September 30, 2001. The revenue in 2001 was from consulting services provided by our president, Carlton Fleming. We do not believe we will earn any future revenue from such services.

Operating Expenses. Our total expenses were $35,052 for the nine month period ended September 30, 2002 compared to total expenses of $56,443 for the nine month period ended September 30, 2001. Our decreased expenses for the corresponding periods was primarily due to decreased expenses for officers salary and expenses and general and administrative expenses. For the nine month period ended September 30, 2002, we experienced a net loss of $35,052 compared to a net loss of $28,176 for the nine month period ended September 30, 2001. Our net loss increased for the nine month period ended September 30, 2002 because we did not earn $28,267 in revenues during the nine month period ended September 30, 2002, compared to the six-month period ended September 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES.
------------------------------

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

Cobra Financial Services, Inc., a Texas corporation



March 26, 2003                        By:  /s/ Carlton W. Fleming
                                           -----------------------------------
                                           Carlton W. Fleming



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

Date: March 26, 2003



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

Date: March 26, 2003



                              /s/ Dane McDaniel
                              ----------------------
                              Dane McDaniel
                              Chief Financial Officer