Form 10KSB
period 2002-12-31
COBRA FINANCIAL SERVICES INC
filed 2004-12-23
CIK 1118650

6


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2002.
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.

Commission file number: 000-32845
                        ---------
                              Opus Communities Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Texas                                       75-2668876
---------------------------------         -------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
of Incorporation or Organization)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 364-8282
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                        ---------------------------------
                         Common Stock ($0.001 Par Value)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X].

      The issuer's revenues for the year ended December 31, 2002, were $0.

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $0 as our common equity was not trading during 2002. On November 19, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 63,880,000.

                                TABLE OF CONTENTS


PART I.........................................................................3
         ITEM 1.  Description Of Business......................................3
         ITEM 2.  Description Of Property......................................4
         ITEM 3.  Legal Proceedings............................................4
         ITEM 4.  Submission Of Matters To A Vote Of Security Holders..........4
PART II........................................................................4
         ITEM 5.  Market For Common Equity And Related Stockholder Matters.....4
         ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation....6
         ITEM 7.  Financial Statements.........................................8
         ITEM 8.  Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure.....................................9
         ITEM 8A. Controls And Procedures......................................9

PART III.......................................................................9
         ITEM 9.  Directors And Executive Officers.............................9
         ITEM 10. Executive Compensation......................................10
         ITEM 11. Security Of Certain Beneficial Owners And Management And
                  Related Stockholder Matters.................................12
         ITEM 12. Certain Relationships And Related Transactions..............13
         ITEM 13. Exhibits And Reports On Form 8-K............................13
         ITEM 14. Principal Accountant Fees and Services......................13

INDEX TO EXHIBITS.............................................................15
CERTIFICATIONS................................................................27

                                     PART I
Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predications. Actual events or results do differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, the Company does not assume responsibility for the accuracy and completeness of such forward-looking statements. The company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

      As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, unless the context indicates otherwise. The Company, formerly known as Cobra Financial Services, Inc. ("Cobra"), was incorporated on September 16, 1996 for the purpose of investing in agricultural land and projects. Cobra changed its name to Opus Communities, Inc. on August 27, 2004. Originally in 2002 our operations consisted of investing in the improvement of farmland and farming equipment in the State of Texas while attempting to attract experts in the fields for the purpose of raising cattle and exporting bovine meat to the United Arab Emirates, Kuwait and Saudi Arabia markets. Although the Company's operations have historically consisted of providing investments in agricultural land, the Company closed its agricultural operations due to continued losses in 2002.

GENERAL

      The Company continues to search for viable business operations to acquire or merge with in order to increase the Company's revenues, asset base and achieve profitability. The Company has significantly reduced its liabilities to approximately $0 for the calendar year end 2002. The Company will continue to strive to attain profitability through acquisitions of revenue producing businesses.

      At present, we have no employees and our affairs are handled by our officers.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our headquarters are located at 811 S. Central Expressway, Suite 210, Richardson, Texas 75080. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

      There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "OPUC". Because no meaningful trading market for the Company's common stock occurred until 2004, the table below sets forth the high and low sales prices for the Company's common stock for only the third quarter of 2004 and for the interim period thereafter. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect a six-for-one (6-for-1) forward stock split which became effective on August 19, 2004.

         Year     Quarter  High     Low
         2004     Third*   $1.20   $1.05
                  Fourth   $1.25   $1.00

     *Note that trading in our common stock on the Pink Sheets did not begin until approximately September 8, 2004.

Shareholders

      The Company is authorized to issue One Hundred Thousand (100,000,000) shares of Common Stock and Twenty Million (20,000,000) shares of preferred stock ("Preferred Stock"). As of November 19, 2004, there were approximately 27 shareholders of record holding a total of 63,880,000 shares of Common Stock.

Dividends on the Common Stock

      The Company has never declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

      In July 2000, we issued 250,000 shares of common stock in a private offering that was offered without registration under the Securities Act of 1933 (the "Act"). The total amount raised was $25,000. All of the shares were issued pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Act and Regulation D.

Securities authorized for issuance under equity compensation plans.

---------------------------- --------------------- -------------------- -------------------------------
       Plan Category              Number of         Weighted-average         Number of securities
                               securities to be         price of           remaining available for
                                 issued upon           outstanding       future issuance under equity
                                 exercise of        options, warrants   compensation plans (excluding
                                 outstanding           and rights          securities reflected in
                              options, warrants            (b)                   column (a))
                                  and rights                                         (c)
                                     (a)
---------------------------- --------------------- -------------------- -------------------------------
Equity compensation plans             0                     0                         0
approved by security
holders
---------------------------- --------------------- -------------------- -------------------------------
Equity compensation plans             0                     0                         0
not approved by security
holders
---------------------------- --------------------- -------------------- -------------------------------
Total                                 0                     0                         0
---------------------------- --------------------- -------------------- -------------------------------

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, it does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Plan of operation

      Our business plan is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant our involvement. Management's discretion is unrestricted, and we may participate in any business whatsoever that may in the opinion of management meet the business objectives discussed herein. We may investigate businesses of any kind or nature, including those in finance, technology, manufacturing, service, research and development, communications, insurance, brokerage and transportation. Management may also seek to become involved with other development stage companies or companies that could be categorized as financially troubled. We may effect a business combination with another business outside the United States. We have not limited the scope of our search to a particular region or country. Accordingly, to the extent that the acquired business may be located or operate in a foreign jurisdiction, our operations may be adversely affected to the extent of the existence of unstable economic, social and/or political conditions in such foreign regions and countries. We may not be capable of reviewing the potential operational risks surrounding foreign businesses.

      Other than general corporate activities, including the negotiation and consummation of a business combination, we do not expect to engage in any substantive commercial business until such time as we have effected a business combination.

      We will not restrict our search for a merger or acquisition candidate to those referred by our officers or directors. We anticipate that certain acquired business candidates may be brought to our attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, in the event we do, we would consider paying a finder's fee or other compensation.

Results of operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

      Revenues for the fiscal year ended December 31, 2002 decreased to $0 from $28,267 in revenues for 2001. The operating loss decreased to $38,766 as compared to $39,835 in 2001 as a result in a decrease of Officer and Salary expenses from $20,750 for the year ended December 2001, to $0 for 2002 and an increase in consulting expenses from $0 for the year-end December 31, 2001 to $1,200 in 2002. The operating loss is also attributable to a decrease in Depreciation Expenses of $10,759 for the year ended December 31, 2002 as compared to $12,664 for 2001.

     ---------------------------------------------------------------------------
     Expenses                                     2002          2001
     ---------------------------------------------------------------------------
          Consulting Expenses                         $1,200  $         0
     ---------------------------------------------------------------------------
     Officer Salary and Expenses                      0       20,750
     ---------------------------------------------------------------------------
     Professional Fees                            2,105        2,100
     ---------------------------------------------------------------------------
     Lease                                       22,000       24,000
     ---------------------------------------------------------------------------
     Vehicle                                      1,185          847
     ---------------------------------------------------------------------------
     Depreciation                                10,759       12,664
     ---------------------------------------------------------------------------
     Other                                        1,517        7,741
     ---------------------------------------------------------------------------

Liquidity and capital resources

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

      As of December 31, 2002, our net cash used in operating activities was $6,001, compared to $5,851 for the same period in 2001. Net cash used in investing activities as of December 31, 2002 and the same period in 2001 was $0.

      Although there was a net loss from our operating activities, our cash resources increased. Net cash provided from financing activities increased to $6,200 for the year ended December 31, 2002 from $5,498 for the same period in 2001.

Going Concern

      The Company has relied upon its Chief Executive Officer, Carlton Fleming, for its capital requirements and liquidity. The Company will continue to seek alternate sources of financing to allow the Company to acquire other operating entities which may improve the Company's weak liquidity and capital resources. Additionally, the Company may continue to use its equity and resources of its president to finance operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Fleming will continue to assist in financing the Company's operations.

ITEM 7.    FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto beginning on page F-1.

             Report of Independent Registered Public Accounting Firm



Board of Directors
OPUS Communities Inc.

I have audited the accompanying balance sheet of OPUS Communities, Inc. ("Company"), formerly Cobra Financial Services Inc. as of December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended December 31, 2002 and 2001 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the twelve month period ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clyde Bailey
---------------------
Clyde Bailey P.C.
San Antonio, Texas
December 2, 2004

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                                  Balance Sheet
                             As of December 31, 2002


                                  A S S E T S
Current Assets
--------------
        Cash                            $               267
                                       ---------------------

              Total Current Assets                                          267
                                                             -------------------
                                                             -------------------
        Total Assets                                         $              267
                                                             ===================


                              L I A B I L I T I E S
Current Liabilities
--------------------
            Accrued Expenses             $                -
          Total Current Liabilities                                           -
                                                             -------------------
          Total Liabilities                                  $                -

Commitments and Contingencies                                                 -


                      S T O C K H O L D E R S ' E Q U I T Y
Preferred Stock

20,000,000 authorized shares,
par value $.001 no shares issued and
outstanding

Common Stock
100,000,000 authorized shares,
par value $.001 15,630,000 shares
issued and outstanding                                                   15,630

Aditional Paid-in-Capital                                                14,330
Retained Earnings                                                       (29,693)
                                                             -------------------
     Total Stockholders' Equity (Deficit)                                   267
                                                             -------------------
     Total Liabilities and Stockholders' Equity              $              267
                                                             ===================

     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                             Statement of Operations

                                              ----------------------------------------
                                                       For the Years Ended
                                                            December 31
                                              ----------------------------------------
                                                     2002                  2001
                                              ------------------   -------------------
Revenues:
-----------
Revenues                                                   -                28,267
                                              ------------------   -------------------
       Total Revenues                        $             -      $         28,267

Expenses:

Consulting Expenses                                    1,200                     0
Officer Salary and Expenses                                -                20,750
Professional Fees                                      2,105                 2,100
Lease Expense                                         22,000                24,000
Vehicle Expenses                                       1,185                   847
Depreciation Expense                                  10,759                12,664
Other Expenses                                         1,517                 7,741
                                              ------------------   -------------------

       Total Expenses                                 38,766                68,102

Net Loss from Operations                          $  (38,766)           $  (39,835)

Other Expenses:
Loss on Lease Abandonment                         $  (26,589)      $             -
Loss on Equipment Sale                               (20,586)
                                              ------------------   -------------------

Total Other Expense                               $  (47,175)      $             -

Provision for Income Taxes:
Income Tax Benefit (Expense)                               -                     -
                                              ------------------   -------------------

                Net Loss                          $  (85,941)           $  (39,835)
                                              ==================   ===================


Basic and Diluted Earnings Per Common Share   $        (0.01)      $         (0.00)
                                              ------------------   -------------------

Weighted Average number of Common Shares          15,630,000            15,630,000
used in per share calculations                ==================   ===================


    The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                        Statement of Stockholders' Equity

                                                        $0.001               Paid-In             Retained           Stockholders'
                                   Shares             Par Value              Capital             Earnings              Equity
                              -----------------    -----------------    ------------------   ------------------   ------------------
   Balance January 1, 2001        15,630,000              $15,630               $14,330             $96,083             $126,043
                              =================    =================    ==================   ==================   ==================

   Net Loss                                                                                         (39,835)             (39,835)
                              -----------------    -----------------    ------------------   ------------------   ------------------

   Balance December 31, 2001      15,630,000              $15,630               $14,330              56,248              $86,208
                              =================    =================    ==================   ==================   ==================

   Net Loss                                                                                         (85,941)             (85,941)
                              -----------------    -----------------    ------------------   ------------------   ------------------

   Balance December 31, 2002      15,630,000              $15,630               $14,330             (29,693)                $267
                              =================    =================    ==================   ==================   ==================


     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                             Statement of Cash Flows


                                                -------------------------------------------
                                                            For the Year Ended
                                                                December 31
                                                -------------------------------------------
                                                        2002                    2001
                                                --------------------    -------------------

Cash Flows from Operating Activities:
-------------------------------------
Net Loss                                       $        (85,941)            $  (39,835)
Loss on Lease Abandonment                                26,589                      -
Loss on Equipment Sale                                   20,586                      -

Changes in operating assets and liabilities:
Depreciation                                             10,759                 12,664
Other Liabilities                                        22,006                 21,320
                                                 --------------------    -------------------
                                                 --------------------    -------------------

Net Cash Used in Operating Activities          $         (6,001)         $      (5,851)


Cash Flows from Investing Activities:
-------------------------------------
Fixed Assets                                                  -                      -
                                                 --------------------    -------------------

Net Cash Used in Investing Activities          $              -          $           -
                                                 --------------------    -------------------

Cash Flows from Financing Activities:
-------------------------------------
Note Payable - Related Party                              6,200                  5,498
                                                 --------------------    -------------------

Net Cash Provided from Financing Activities     $         6,200          $       5,498
                                                 --------------------    -------------------

Net Increase (Decrease) in Cash                 $           199          $        (353)

Cash Balance, Begin Period                                   68                    421
                                                 --------------------    -------------------

Cash Balance, End Period                        $           267          $          68
                                                 ====================    ===================


Supplemental Disclosures:
Cash Paid for interest                                        -                      -
Cash Paid for income taxes                                    -                      -




     The accompanying notes are integral part of these Financial Statements.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

Note 1  - Summary of Significant Accounting Policies
----------------------------------------------------

Organization
-------------

OPUS Communities Inc. ("the Company") was originally incorporated under the laws of the State of Texas on September 16, 1996 as Cobra Financial Services Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 15,630,000 shares issued and outstanding as of December 31, 2002. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock. On August 19, 2004, an amendment and restated articles of incorporation was filed with the Secretary of State of Texas to change the name from Cobra Financial Services Inc. to OPUS Communities Inc. Prior to 1999, the Company was involved in limited business consulting.

Revenue
--------

Revenue consists of general business consulting fees relating to services performed by the Company. The Company records revenue when the service is completed based on the accrual method of accounting. In 2002, the Company did not have any revenue and was inactive.

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

         The estimated useful lives are as follows:

              Farm Equipment                 7 years
              Leasehold Improvements        25 years
              Buildings                     40 years

Depreciation expense for the years ended December 31, 2002 and 2001 was $10,759 and $12,664, respectively.

Federal Income Tax
-------------------

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

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
------------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Fair Value Of Financial Instruments
------------------------------------
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2002.

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

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't
-------------------------------------------------------------

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

Recent Accounting Pronouncements
----------------------------------

Goodwill and Other Intangible Assets
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

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

In July of 2000, the Company completed a private offering that was offered without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by sections 4(2) and 3(b) of the Act and Regulation D, Rule 506 promulgated there under. The Company sold 250,000 shares of common stock at a price of $.10 per share for a total amount raised of $25,000.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

On the 12th day of October 2000, the Company approved a three to one (3/1) forward split of the outstanding stock. At the time of the forward split there were a total of 5,210,000 shares outstanding.

Note 3  - Related Parties
--------------------------

Officer Salary and Expenses - Carlton Fleming received salary and expenses in the amount of $20,750 for the year ended December 31, 2001. No salary was received in 2002.

Also, Carlton Fleming advanced the Company a total of $5,498 in 2001 and another $6,200 in 2002 that is recorded as Note Payable - Related Party.

An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

Note 4 - Organization Costs
----------------------------

The Company has incurred legal, accounting and other formation costs. During the years ended December 31, 2000 and 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." It requires most start-up activities to be expenses to operations as incurred.

Note 5 - Income Taxes
----------------------

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

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

The components of the provision for income tax (expense) benefits are as follows:

                                                 Year Ended December 31,
                                                2002                 2001
                                                ----                 ----
Deferred:
         Federal                               $ 27,771           $ 12,918
         State                                    3,867              1,793
Valuation Allowance                            ( 31,738)           (14,711)
                                               ---------           --------
                                                  $  -0-           $  - 0-
                                                  ------           --------

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                                                    Year Ended December 31,
                                                     2002              2001
                                                     ----              ----
Loss from operations                            ($  85,941 )      (  $ 39,835 )
Non-Deductible Expenses and Non-Taxable Income         -0-                -0-
                                                 ------------    ---------------
                                                ( $ 85,941)        (  $ 39,835)
                                                ------------       ------------


The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                             Year Ended December 31,
                                         2002                     2001
                                         ----                     ----
Deferred tax assets:
       Net Operating Loss              $ 10,966                    $    0
                                        --------                    ------
Total deferred tax assets:               10,966                         0
Deferred tax liabilities:
       Net Income                           -0-                  ( 20,772)
                                    ------------------         -------------
Valuation Allowance               $ (   10,966)                $   20,772
                                   ----------------          --------------
Net deferred tax assets (liabilities)   $   -0-                  $     -0-
                                     ===============        =================

Net deferred tax assets and liabilities have been presented in the financial statements as follows:

                                         Year Ended December 31,
                                       2002                     2001
                                       ----                     ----
Deferred income taxes - current          $    -0-       $           -0-
Deferred income taxes - non-current           -0-                   -0-
                                   ----------------      ---------------
Net deferred tax assets            $          -0-        $          -0-
                                  =================       =============

Note 6  - Leases
------------------

The Company leases 256 acres of farm land in Fannin County Texas for its planned farming operations. The lease dated August of 1999 calls for a monthly lease payment of $2,000 per month and expires in April 2002. The lease was continued on a month to month basis until November 30, 2002 when the lease was terminated.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements


During the term of the lease the Company had added some leasehold improvements and a building to the property under lease. The Company is recording a loss on the lease abandonment of $26,589which is the net depreciable basis of the leasehold improvements and building.

Total rent expense for the year ended December 31, 2002 and 2001 was $22,000 and $24,000, respectively.

Note 7 - Going Concern
-----------------------

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

Note 8 - Notes Payable - Related Party
---------------------------------------

The major shareholder, Carlton Fleming has advanced the Company $36,423 as of November 30, 2002. As part of the termination of the lease, the Company approved to sell the farm equipment with a net depreciable basis of $59,010 to the major shareholder in exchange for the outstanding balance of the note resulting in a loss of $20,586 in the statement of operation for the year ended December 31, 2002.

Note 9  - Subsequent Events
-----------------------------

On August 4, 2004, the Company agreed to a six to one forward split of the outstanding common stock. At the time of the forward split there were 10,630,000 shares outstanding resulting in 63,780,000 common shares outstanding after the forward split.

On August 19, 2004, an amendment and restated articles of incorporation was filed with the Secretary of State of Texas to change the name from Cobra Financial Services Inc. to OPUS Communities Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2001 and 2002, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

ITEM 8A.   CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

         Name                  Age     Position(s) and Office(s)
         ----                  ---     -------------------------
         Carlton Fleming       43      President, Chief Executive Officer and
                                       Director
         Dane Mc Daniel        35      Secretary, Treasurer and Director
         Casey Boaz            33      Director

     Mr. Carlton Fleming, age 43, is our president and a member of our board of directors. Mr. Fleming has held this position since the company's inception in 1996. From 1987 until 1992, Mr. Fleming was a branch manager for J.W. Gant, a securities broker-dealer. From 1992 until 1996, Mr. Fleming was the branch manager for LaJolla Capital Corporation, a securities broker-dealer, until he co-founded Lloyd Wade Securities, Inc. Mr. Fleming retired from the securities industry in 1996. Since his retirement, Mr. Fleming has held the position of president of D & C Holdings, a privately held Texas corporation that conducted business as a pre-owned automobile dealer, and R & F Enterprises, Inc., a privately held Texas corporation that owned multiple health and tanning salons.

     Mr. Dane McDaniel, age 35, is our secretary, treasurer and a member of our board of directors. Mr. McDaniel has been an officer and director of the company since 1997. From 1992 until present, Mr. McDaniel has held various positions with Hussmann Manufacturing, a company that manufactures refrigerated coolers. Mr. McDaniel does free-lance accounting and bookkeeping for various companies.

     Mr. Casey Boaz, age 33, is a member of our board of directors. Mr. Boaz was also one of our original founders. He has 7 distinguished years of service in the United States Navy from 1989-1996. Mr. Boaz is also a Gulf War veteran. In 1996, he earned a BS/BA in management from Troy State University. Mr. Boaz has experience in estate planning and trust preparation, investment banking and auditing. From 1997 to 1999, he was with Metlife where he held a Series 6 license and an insurance license and provided financial planning services to Metlife clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. From 1999 to 2000, Mr. Boaz was with Union Planters Investments where he held a Series 6, 7 and insurance license and provided Union Planters Investments' clients with financial planning services, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. He was employed with First Star Bank from 2000, where he held a Series 6, 7 and insurance license and provided financial planning services to First Star Bank's clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. Mr. Boaz purchased his current business in early 2001. He currently owns and operates Cole Youngers, a hardware and lumber company in southern Missouri.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any persons who at any time during the fiscal year ended December 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and that they failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

     We did not have an audit committee in 2001 and 2002, because we did not have any independent directors. We are in the process of searching for independent directors, as well as an audit committee financial expert.

     We have not yet adopted a Code of Ethics for Business Conduct but expect to do so in the short term.

ITEM 10.     EXECUTIVE COMPENSATION

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


                                                           SUMMARY COMPENSATION TABLES
                                           ------------------------------------------------------------------
                                                                 Annual Compensation
                                           ------------------------------------------------------------------
------------------------------- ------------- -------------------- --------------------- --------------------
           Name and                                                                         Other Annual
      Principal Position            Year          Salary ($)            Bonus ($)         Compensation ($)
------------------------------- ------------- -------------------- --------------------- --------------------
  Carlton Fleming, President        2002              -0-                  -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
  Carlton Fleming, President         2001           $20,750                -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
  Carlton Fleming, President         2000          $343,072                -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
        Dane McDaniel,              2002              -0-                  -0-                   -0-
    Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------
        Dane McDaniel,              2001              -0-                  -0-                   -0-
    Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------
        Dane McDaniel,              2000              -0-                  -0-                   -0-
    Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------


                                     -----------------------------------------------------------------------
                                                    Awards                               Payouts
                                     -----------------------------------------------------------------------
------------------------------ -------- ------------------ ----------------- ------------- ------------------
                                        Restricted Stock      Securities     LTIP Payouts      All Other
 Name and Principal Position               Award(s)($)        Underlying         ($)         Compensation
                                Year                           Options/                           ($)
                                                                SARs(#)
------------------------------ -------- ------------------ ----------------- ------------- ------------------
 Carlton Fleming, President     2002           -0-               -0-             -0-              -0-
------------------------------ -------- ------------------ ----------------- ------------- ------------------
 Carlton Fleming, President     2001           -0-               -0-             -0-              -0-
 ------------------------------ -------- ------------------ ----------------- ------------- ------------------
 Carlton Fleming, President     2000           -0-               -0-             -0-              -0-
------------------------------ -------- ------------------ ----------------- ------------- ------------------
       Dane McDaniel,           2002           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------
       Dane McDaniel,           2001           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------
       Dane McDaniel,           2000           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------

Compensation of Directors

         The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of November 19, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of November 19, 2004, there were 63,880,000 shares of Common Stock issued and outstanding.

---------------------------- ----------------------------------------- --------------------------- -----------------
      Title of Class                   Name and Address of                Amount and Nature of        Percent of
                                         Beneficial Owner               Beneficial Ownership(1)        Class(1)
---------------------------- ----------------------------------------- --------------------------- -----------------
                                  Executive Officers & Directors
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                     Carlton Fleming                       42,000,000               65.7%
    ($0.001 par value)              3020 Legacy Drive, Suite 100
                                        Plano, Texas 75093
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                       Dane McDaniel
    ($0.001 par value)                   17 Belaire Court
                                    Truesdale, Missouri 63383                  1,008,000                1.57%
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                         Casey Boaz                         1,008,000                1.57%
    ($0.001 par value)                     RR1 Box 45B
                                    Birchtree, Missouri 65438
---------------------------- ----------------------------------------- --------------------------- -----------------
      Common Stock                 Directors and Executive Officers           44,016,000                68.9%
    ($0.001 par value)                     as a Group
                                         (3 individuals)
---------------------------- ----------------------------------------- --------------------------- -----------------

         (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 1, 2002, Mr. Fleming entered into a Settlement Agreement with the Company resolving various unsecured personal loans he had previously made with the Company totaling $36,423 (the "Debt"). The Company owned certain farm equipment, which it sold to Mr. Fleming in exchange for the discharge of the Debt owned in accordant with the terms and conditions set forth in the Settlement Agreement. As of December 31, 2002, the Company was indebted to its president, Carlton Fleming, in the amount of $0.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and 2001 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $3,000 and $3,000, respectively.

Audit-Related Fees

Clyde Bailey, PC did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2002 and December 31, 2001.

Tax Fees

Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2002. The fees associated for the preparation of the 2002 and 2001 Corporate tax returns were approximately $0, and $0 respectively.

All Other Fees

The aggregate fees billed by Clyde Bailey, PC for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2002 and 2001, respectively.

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No.1, "Independence Discussions with Audit Committees", discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Committee also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of December 2004.

                                           Opus Communities Inc.

                                           /s/ Carlton Fleming
                                           --------------------------
                                           Carlton Fleming, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                 Date

/s/ Carlton Fleming       President, Chief Executive Officer
-----------------------   and Director                         December 22, 2004
Carlton Fleming

/s/ Dane McDaniel         Secretary, Treasurer and Director    December 22, 2004
-----------------------
Dane McDaniel

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.        DESCRIPTION

3(i)               *         Articles of Incorporation of the Company.
                             (Incorporated by reference from the Company's Form
                             10SB12G, file number 000-32845, effective on June
                             5, 2001).

3(ii)              16        Certificate of Amendment to Articles of
                             Incorporation

3(iii)             *         Bylaws of the Company. (Incorporated by reference
                             from the Company's Form 10SB12G, file number
                             000-32845, effective on June 5, 2001).

10(i)             25         Settlement Agreement by and between Cobra Financial
                             Services, Inc. and Mr. Carlton Fleming, dated effective December 1, 2002.

31(i)             27         Certification of Chief Executive Officer under
                             Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)            28         Certification of Chief Financial Officer under
                             Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)             29         Certification of Chief Executive Officer of Opus
                             Communities Inc. Pursuant to 18 U.S.C. ss.1350

32(i)             30         Certification of Chief Financial Officer of Opus
                             Communities Inc. Pursuant to 18 U.S.C. ss.1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   Exhibit 3(ii)
                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                          COBRA FINACIAL SERVICES, INC.

                                    ARTICLE I

         COBRA FINANCIAL SERVIES, INC. (the "Corporation"), pursuant to the provisions of Article 4.07 of the Texas Business Corporation Act, adopts these amended and restated Articles of Incorporation, which accurately copy the Articles of Incorporation and all amendments in effect to date. The Articles of Incorporation, as restated and amended by these amended and restated Articles of Incorporation, are set forth below and contain no other changes in any provisions.

                                   ARTICLE II

         The following amendments to the Articles of Incorporation were adopted by the shareholders of the Corporation on August 2, 2004.
         This amendment alters or changes Article One of the original Articles of Incorporation and the full text of the provisions so offered as follow:

                                   ARTICLE ONE

         The name of the Corporation is OPUS COMMUNITIES, INC.

         This amendment adds new Articles Six, Seven, Eight, Nine and Ten to the original Articles of Incorporation, deletes the entirety of the original Article Eight and renumbers the remaining articles, and the full text of the provisions so offered and added is as follows:

                                   ARTICLE SIX

                                  VOTING RIGHTS

         Except as otherwise provided in this Article or by law, or by the Board of Directors, the Common shareholders have the exclusive right to notice of shareholders' meetings and to vote at them.

                                  ARTICLE SEVEN

                           DENIAL OF PREEMPTIVE RIGHTS

         No shareholder of the Corporation or other person shall have any preemeptive right to purchase or subscribe to any shares of any class or any notes, debentures, options, warrants or other securities now or hereafter authorized.

                                  ARTICLE EIGHT

                              NON-CUMULATIVE VOTING

         Directors shall be elected by majority vote. No shareholder of this Corporation shall have the right to cumulate his votes.

                                  ARTICLE NINE

              MANDATORY INDEMNIFICATION AND ADVANCEMENT OF EXPENSES

         The Corporation shall indemnify any person who was, is or is threatened to be made a named defendant or respondent in a proceeding (as hereinafter defined) because the person (i) is or was a director or officer of the Corporation, or (ii) while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, to the fullest extent that a corporation may grant indemnification to a director under the Texas Business Corporation Act, as the same exists or may hereafter be amended. Such right shall be a contract right and shall include the right to be paid by the Corporation expenses incurred in defending any such proceeding in advance of its final disposition to the maximum extent permitted under the Texas Business Corporation Act, as the same exists or may hereafter be amended. If a claim of indemnification or advancement of expenses hereunder is not paid in full by the Corporation within 90 days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim, and if successful in whole or in part, the claimant shall be entitled to be paid also the expenses of prosecuting such claim. It shall be a defense to any such action that such indemnification or advancement of costs of defense are not permitted under the Texas Business Corporation Act, but the burden of providing such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors or any committee thereof, special legal counsel, or shareholders) to have made its determination prior to the commencement of such action that indemnification of, or advancement of costs of defense to, the claimant is permissible in the circumstances nor an actual determination by the Corporation (including its Board of Directors or any committee thereof, special legal counsel, or shareholders) that such indemnification or advancement is not permissible, shall be a defense to the action or create a presumption that such indemnification or advancement is not permissible. In the event of the death of any person having a right of indemnification under the foregoing provisions, such right shall inure to the benefit of his heirs, executor, administrators, and personal representatives. The rights conferred above shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, bylaw, resolution of shareholders or directors, agreement, or otherwise.

         The Corporation may additionally indemnify any person covered by the grant of mandatory indemnification contained above to such further extent as is permitted by law and may indemnify any other person to the fullest extent permitted by law.

         To the extent permitted by the applicable law, the grant of mandatory indemnification to any person pursuant to this Article Nine shall extend to proceedings involving the negligence of such person.

         As used herein, the term "proceeding" means any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, any appeal in such an action, suit, or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

                                   ARTICLE TEN

                      LIMITATION OF LIABILITY OF DIRECTORS

         To the extent permitted by the Texas Miscellaneous Corporation Laws Act, as amended from time to time, the directors of the Corporation shall not be liable to the Corporation or its shareholders for monetary damages for an act or omission in the director's capacity as a director.

         This amendment alters or changes Articles Six and Seven of the original Articles of Incorporation, renumbers them, and the full text of the provisions so offered are as follows:

                                 ARTICLE ELEVEN

                           REGISTERED OFFICE AND AGENT

         The street address of the registered office of the Corporation is 2600 Ventura Dr., Suite 1521, Plano, Texas 75093 and the name of its registered agent at such address is Carlton Fleming.

                                 ARTICLE TWELVE

                                    DIRECTORS

         The number of directors constituting the Board of Directors is three
(3) and the name and addresses of the person who is to serve as director until the next annual meeting of the shareholders, or until his successor or successors are elected and qualified is:

                  Carl Fleming
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

                  Dane McDaniel
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

                  Casey Boaz
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

         This amendment adds new Article Thirteen to the original Articles of Incorporation, renumbers the remaining articles and the full text of the provision so offered and added is as follows:

                                ARTICLE THIRTEEN

                                   AMENDMENTS

         The initial bylaws of this Corporation have been adopted by the Board of Directors. The power to alter, amend, or repeal the bylaws or adopt new bylaws is reserved to the Board of Directors.

                                   ARTICLE III

         Each statement made by these Amended and Restated Articles of Incorporation has been effected in conformity with the provisions of the Texas Business Corporation Act. These Amended and Restated Articles of Incorporation and the amendments made by these Amended and Restated Articles of Incorporation were adopted by the sole shareholder of the Corporation on August 2, 2004.

                                   ARTICLE IV

         The total number of share of the Corporation outstanding at the time of the adoption was 10,630,000; and the number of shares entitled to vote thereon was 10,630,000.

                                    ARTICLE V

         The holder of all of the shares outstanding and entitled to vote on said amendments have signed a consent in writing pursuant to Article 9.10 of the Texas Business Corporation Act adopting said amendment and any written notice required by said Article 9.10 has been given or waived as appropriate.

                                   ARTICLE VI

         The Articles of Incorporation and all amendments and supplements to them are superseded by the following Amended and Restated Articles of Incorporation, which accurately copy the entire text as well as incorporate the amendments set forth above:

                                   ARTICLE ONE

                                      NAME

         The name of the Corporation is OPUS COMMUNITIES, INC.

                                   ARTICLE TWO

                                    DURATION

         The period of duration of the Corporation is perpetual.


                                  ARTICLE THREE

                                    PURPOSES

         The purpose for which the Corporation is organized is for the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.

                                  ARTICLE FOUR

                                 SHARE STRUCTURE

                                Classes of Shares

4.01. The Corporation may issue two classes of shares, designated Common and Preferred. The Corporation may issue a total of 120,000,000 shares. The authorized number of Common Shares is 100,000,000 and the par value of each is $0.001. The authorized number of Preferred shares is 20,000,000 and the par value of each is $0.001. Both classes must be issued as fully paid, non-assessable shares.

                            Issuing Shares in Series

4.02. The Preferred shares authorized by these articles may be issued from time to time in series subject to the restriction, if any, set forth by the Board of Directors.

             Authority of Board of Directors to Fix Terms of Series

4.03. All Preferred shares have equal rank and are identical, except of any series that the Board of Directors may fix as provided in this paragraph. Each share of each series is identical to the other shares of that series, except for the date from which dividends on the shares are cumulative. The Board may, to the full legal extent, fix all provisions of the shares of each series not otherwise set forth in these articles. These designations must conform to the provisions of these articles applicable to all series of Preferred shares. The designations that the Board may make include, but are not limited to, the following matters:

(a) Designating Class: Number of Shares. The distinctive designation of all series and the number of shares to constitute each series. The number of shares in these series may be increased (unless the Board provides otherwise in its resolution creating the series) or decreased (but not below the number of shares of the series then outstanding) from time to time by the Board's resolution.

(b) Dividend Rates and Rights. The annual rate of dividends payable, if any, on the shares of all series, the date from which dividends will be cumulative on all shares of any series issued before the record date for the first dividend on shares of the series, and the dividend rights applicable to the shares of all series.

(c) Redemption Price. The redemption price or prices, if any, for the shares of each, any, or all series.

(d) Voluntary Liquidation Preferences. The amount payable on shares of each series in case of any voluntary liquidation, dissolution, or winding up of the Corporation's affairs.

(e) Conversion Rights. The rights, if any, of the shareholders of each series to convert the shares into Common shares and the terms of conversion.

(f) Exchange Rights. The rights, if any, of the shareholders of each series to exchange the shares for corporate property or indebtedness, and the terms and condition of exchange, subject to Article 2.38 of the Business Corporation Act.

(g) Voting Rights. Any voting rights in matters other than those for which voting rights are specifically provided in these articles; qualifications or limitations on voting rights; relative, participating, optional, or other special rights; and any other preferences.

                                  ARTICLE FIVE

                               BEGINNING BUSINESS

         The Corporation will not commence business until it has received for the issuance of its shares consideration of the value of at least One Thousand and No/100 Dollars ($1,000.00), consisting of money, labor done or property actually received.

                                   ARTICLE SIX

                                  VOTING RIGHTS

         Except as otherwise provided in this Article or by law, or by the Board of Directors, the Common shareholders have the exclusive rights to notice of shareholders' meetings and to vote at them.

                                  ARTICLE SEVEN

                           DENIAL OF PREEMPTIVE RIGHTS

         No shareholder of the Corporation or other person shall have any preemeptive right to purchase or subscribe to any shares of any class or any notes, debentures, options, warrants or other securities now or hereafter authorized.

                                  ARTICLE EIGHT

                              NON-CUMULATIVE VOTING

         Directors shall be elected by majority vote. No shareholder of this Corporation shall have the right to cumulate his votes.

                                  ARTICLE NINE

              MANDATORY INDEMNIFICATION AND ADVANCEMENT OF EXPENSES

         The Corporation shall indemnify any person who was, is or is threatened to be made a named defendant or respondent in a proceeding (as hereinafter defined) because the person (i) is or was a director or officer of the Corporation, or (ii) while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan, or other enterprise, to the fullest extent that a corporation may grant indemnification to a director under the Texas Business Corporation Act, as the same exists or may hereafter be amended. Such right shall be a contract right and shall include the right to be paid by the Corporation expenses incurred in defending any such proceeding in advance of its final disposition to the maximum extent permitted under the Texas Business Corporation Act, as the same exists or may hereafter be amended. If a claim of indemnification or advancement of expenses hereunder is not paid in full by the Corporation within 90 days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim, and if successful in whole or in part, the claimant shall be entitled to be paid also the expenses of prosecuting such claim. It shall be a defense to any such action that such indemnification or advancement of costs of defense are not permitted under the Texas Business Corporation Act, but the burden of providing such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors or any committee thereof, special legal counsel, or shareholders) to have made its determination prior to the commencement of such action that indemnification of, or advancement of costs of defense to, the claimant is permissible in the circumstances nor an actual determination by the Corporation (including its Board of Directors or any committee thereof, special legal counsel, or shareholders) that such indemnification or advancement is not permissible, shall be a defense to the action or create a presumption that such indemnification or advancement is not permissible. In the event of the death of any person having a right of indemnification under the foregoing provisions, such right shall inure to the benefit of his heirs, executor, administrators, and personal representatives. The rights conferred above shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, bylaw, resolution of shareholders or directors, agreement, or otherwise.

         The Corporation may additionally indemnify any person covered by the grant of mandatory indemnification contained above to such further extent as is permitted by law and may indemnify any other person to the fullest extent permitted by law.

         To the extent permitted by the applicable law, the grant of mandatory indemnification to any person pursuant to this Article Nine shall extend to proceedings involving the negligence of such person.

         As used herein, the term "proceeding" means any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, any appeal in such an action, suit, or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

                                   ARTICLE TEN

                      LIMITATION OF LIABILITY OF DIRECTORS

         To the extent permitted by the Texas Miscellaneous Corporation Laws Act, as amended from time to time, the directors of the Corporation shall not be liable to the Corporation or its shareholders for monetary damages for an act or omission in the director's capacity as a director.

                                 ARTICLE ELEVEN

                           REGISTERED OFFICE AND AGENT

         The street address of the registered office of the Corporation is 2600 Ventura Dr., Suite 1521, Plano, Texas 75093 and the name of its registered agent at such address is Carlton Fleming.

                                 ARTICLE TWELVE

                                    DIRECTORS

         The number of directors constituting the Board of Directors is three
(3) and the name and addresses of the person who is to serve as director until the next annual meeting of the shareholders, or until his successor or successors are elected and qualified is:

                  Carl Fleming
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

                  Dane McDaniel
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

                  Casey Boaz
                  2600 Ventura Dr., Suite 1521
                  Plano, Texas 75093

         This amendment adds new Article Thirteen to the original Articles of Incorporation, renumbers the remaining articles and the full text of the provision so offered and added is as follows:

                                ARTICLE THIRTEEN

                                   AMENDMENTS

         The initial bylaws of this Corporation have been adopted by the Board of Directors. The power to alter, amend, or repeal the bylaws or adopt new bylaws is reserved to the Board of Directors.

DATED as of this 2nd day of August, 2004.

                                               Opus Communities, Inc.


                                               By: /s/ Carl Fleming
                                               ------------------------
                                               Carl Fleming, President.

                                                                   Exhibit 10(i)
                              SETTLEMENT AGREEMENT

         THIS SETTLEMENT AGREEMENT ("Agreement") is entered into and made effective on this 1st day of December, 2002, by and between Cobra Financial Services, Inc., a Texas corporation with offices at 2600 Ventura #1521 Plano, TX 75093 ("Cobra"), and Mr. Carlton Fleming, resident of Texas ("Fleming"), (Cobra and Fleming may be individually, or collectively, referred to as a "Party" or the "Parties").

         WHEREAS, Carlton Fleming has served as President, Chief Executive Officer and Director of the Corporation since September 16, 1996;

         WHEREAS, since 1994, Fleming has made various unsecured personal loans to Cobra totaling $36,423.00 (the "Debt");

         WHEREAS, Cobra owns certain farm equipment which it intends to sell to Fleming who wishes to purchase such farm equipment in exchange for the discharge of the Debt owed in accordance with the terms and conditions of this Agreement; and

         WHEREAS, Cobra shall sell, transfer, convey and assign all of its rights and interests in and to that certain farm equipment to Fleming, and Fleming shall discharge the Debt owed to Cobra in exchange for acquiring all of Cobra's rights and interest in and to such farm equipment.

                                    Agreement

         NOW, THEREFORE, in consideration of the promises, representations, and covenants described herein, and in consideration of the recitals above, which are incorporated herein by reference, and for other good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, the Parties hereby agree as follows:

1.1 Cobra hereby agrees, immediately upon the full execution of this Agreement, to sell, transfer, convey and assign any and all rights and interest in and to that certain farm equipment to Fleming in exchange for the discharge by Fleming of the Debt.

1.2 Fleming hereby agrees to discharge the Debt owed by Cobra in exchange for all of Cobra's rights and interests in and to that certain farm equipment and additionally agrees to release and forever discharge Cobra from any liability connected to the Debt.

1.3 Cobra represents and warrants that it is the lawful owner of the farm equipment, free and clear of all security interests, liens, encumbrances, claims, and equities of any and every kind.

1.4 The Parties represent and warrant that they have full right and authority to enter into this Agreement and to engage in all actions set forth herein. Each person executing this Agreement on behalf of each Party warrants that he is lawfully empowered to execute this Agreement on behalf of each respective entity and that the execution of this Agreement is within the course and scope of his agency or employment relationship with each of those entities and thereby binds each of those entities.

1.5 All agreements, covenants, representations, and warranties, express and implied, oral and written, of the Parties to this Agreement concerning its subject matter are contained herein. No other agreements, covenants, representations, or warranties, express or implied, oral or written, have been made by any Party to any other Party concerning the subject matter of this Agreement. All prior and contemporaneous conversations, negotiations, possible and alleged agreements, representations, covenants, and warranties concerning the subject matter of this Agreement are merged herein. Each Party hereto, fully understands the consequences of this provision and has had an opportunity to consult with legal counsel.

1.6 Each Party hereto agrees to perform any further acts and to execute and deliver any further documents that may be reasonably necessary to carry out the provisions of this Agreement.

1.7 This Agreement shall be governed and construed in accordance with the laws of the State of Texas as though entered into between residents of the State of Texas, without reference to the principles or the conflict of laws.

1.8 Agreement constitutes the entire understanding between the parties, and there are no covenants, conditions, representations, or agreements, oral or written, of any nature whatsoever, other than those herein continued.

1.9 If any term, condition, clause, or provision of this Agreement shall be deemed to be void or invalid, then that term, condition, clause, or provision shall be stricken from this Agreement to the extent it is held to be void or invalid, and in all other respects this Agreement shall be valid and in full force and operation.

1.10 This Agreement may be executed in two counterparts, each of which shall be deemed an original but both of which together shall constitute one and the same agreement.

         IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date herein above written.

COBRA FINANCIAL SERVICES, INC.,             CARLTON FLEMING
a Texas corporation

/s/ Dane McDaniel                           /s/ Carlton Fleming
------------------------                    ---------------------
Dane McDaniel                               Carlton Fleming
Chief Financial Officer

                                                                   EXHIBIT 31(i)
                                  CERTIFICATION

I, Carlton Fleming, as Chief Executive Officer of Opus Communities, Inc. (the "Company"), certify that:

1.     I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual eport is being prepared;
       (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 22, 2004



/s/ Carlton Fleming
------------------------------
Carlton Fleming
Chief Executive Officer

                                                                  EXHIBIT 31(ii)
                                  CERTIFICATION

I, Dane McDaniel, as Chief Financial Officer of Opus Communities, Inc. (the "Company"), certify that:

1.     I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;
       (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 22, 2004



/s/ Dane McDaniel
------------------------------
Dane McDaniel
Chief Financial Officer

                                                                  EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Annual Report of Opus Communities, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof (the "Report"), the undersigned, Carlton Fleming, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 22, 2004                        /s/ Carlton Fleming
                                                ----------------------------
                                                Carlton Fleming
                                                Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Annual Report of Opus Communities, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof (the "Report"), the undersigned, Dane McDaniel, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 22, 2004                /s/ Dane McDaniel
                                        -------------------------------
                                        Dane McDaniel
                                        Chief Financial Officer