Form 10KSB
period 2003-12-31
COBRA FINANCIAL SERVICES INC
filed 2004-12-30
CIK 1118650

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003. [ ] Transition Report Under
Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
         ______________ to ______________.

Commission file number: 000-32845
                        ----------

                              Opus Communities Inc.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Texas                                        75-2668876
 ------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number
Incorporation or Organization)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 364-8282
               -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                         -------------------------------
                         Common Stock ($0.001 Par Value)

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

         The issuer's revenues for the year ended December 31, 2003, were $0.

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $0 as our common equity was not trading on the last business day of the registrant's most recently completed second fiscal quarter. On November 19, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 63,880,000.

                                TABLE OF CONTENTS


PART I.........................................................................3
         ITEM 1.  Description Of Business......................................3
         ITEM 2.  Description Of Property......................................4
         ITEM 3.  Legal Proceedings............................................4
         ITEM 4.  Submission Of Matters To A Vote Of Security Holders..........7
PART II........................................................................4
         ITEM 5.  Market For Common Equity And Related Stockholder Matters.....4
         ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation....5
         ITEM 7.  Financial Statements.........................................8
         ITEM 8.  Changes In And Disagreements With Accountants On Accounting
                  And Financial Disclosure.....................................9
         ITEM 8A. Controls And Procedures......................................9

PART III.......................................................................9
         ITEM 9.  Directors And Executive Officers.............................9
         ITEM 10. Executive Compensation......................................10
         ITEM 11. Security Of Certain Beneficial Owners And Management And
                  Related Stockholder Matters.................................11
         ITEM 12. Certain Relationships And Related Transactions..............12
         ITEM 13. Exhibits And Reports On Form 8-K............................12
         ITEM 14. Principal Accountant Fees and Services......................12

INDEX TO EXHIBITS.............................................................27
CERTIFICATIONS................................................................28

                                     PART I
Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predications. Actual events or results do differ materially from those indicated by such forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

      As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, unless the context indicates otherwise. The Company, formerly known as Cobra Financial Services, Inc. ("Cobra"), was incorporated on September 16, 1996 for the purpose of investing in agricultural land and projects. Although the Company's operations have historically consisted of providing investments in the agricultural industry, including our attempt to export meat products, the Company closed its agricultural operations due to continued losses in 2003. The winding down of these operations was facilitated by the Company's December 2002 sale of farm equipment to our major shareholder in exchange for his discharge of our indebtedness to him of approximately $36,400. This sale and discharge of indebtedness occurred in conjunction with the termination of our farm lease. To reflect the change in operations the Company's name was changed to Opus Communities, Inc. on August 27, 2004.

      The Company's business in 2003 consisted of searching for viable business operations to acquire or merge with in our attempt to achieve profitability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the NASD's Pink Sheets under the symbol "OPUC". Because no meaningful trading market for the Company's common stock occurred until 2004, the table below sets forth the high and low sales prices for the Company's common stock for only the third quarter of 2004 and for the interim period thereafter. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect a six-for-one (6-for-1) forward stock split which became effective on August 19, 2004.

         Year     Quarter  High     Low
         2004     Third *  $1.20    $1.05
                  Fourth   $1.25    $1.00

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

Dividends on the Common Stock

      The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

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

      Other than general corporate activities, including the negotiation and consummation of a business combination, we will not engage in any substantive commercial business until such time as we have effected a business combination.

Results of operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

      Revenues for the fiscal year ended December 31, 2003 and for the same period in 2002 was $0. The operating loss decreased to $1,267 as compared to $38,766 in 2002 as a result in a decrease of Professional Fees from $2,105 for the year ended December 2002, to $0 for 2003 and a decrease in consulting expenses from $1,200 for the year-end December 31, 2002 to $0 in 2003. The operating loss is also attributable to a decrease in Depreciation Expenses of $0 for the year ended December 31, 2003 as compared to $10,759 for 2002.

     ------------------------------------------------ ------------ -------------
     Expenses                                             2003          2002
     ------------------------------------------------ ------------ -------------
     Consulting Expenses                              $        0        $1,200
     ------------------------------------------------ ------------ -------------
     Officer Salary and Expenses                               0             0
     ------------------------------------------------ ------------ -------------
     Professional Fees                                         0         2,105
     ------------------------------------------------ ------------ -------------
     Lease                                                     0        22,000
     ------------------------------------------------ ------------ -------------
     Vehicle                                                   0         1,185
     ------------------------------------------------ ------------ -------------
     Depreciation                                              0        10,759
     ------------------------------------------------ ------------ -------------
     Other                                                 1,267         1,517
     ------------------------------------------------ ------------ -------------

Liquidity and capital resources

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

      As of December 31, 2003, our net cash used in operating activities was $1,267, compared to $6,001 for the same period in 2002. Net cash used in investing activities as of December 31, 2003 and the same period in 2002 was $0. Net cash provided from financing activities decreased to $1,000 for the year ended December 31, 2003 from $6,200 for the same period in 2002.

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

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2003 are attached hereto beginning on page F-1.

             Report of Independent Registered Public Accounting Firm



Board of Directors
OPUS Communities Inc.

I have audited the accompanying balance sheet of OPUS Communities, Inc. ("Company"), formerly Cobra Financial Services Inc. as of December 31, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended December 31, 2003 and 2002 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the twelve month period ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

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



/s/ Clyde Bailey
--------------------
Clyde Bailey P.C.
San Antonio, Texas
December 2, 2004

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                                  Balance Sheet
                             As of December 31, 2003

                                   A S S E T S
Current Assets
----------------
        Cash                                       $                 -
                                                   ---------------------

              Total Current Assets                                                         -
                                                                         ---------------------


        Total Assets                                                     $                 -
                                                                         =====================

                              L I A B I L I T I E S
Current Liabilities
--------------------
Officer Advances                                    $            1,000

          Total Current Liabilities                                                    1,000
                                                                         ---------------------
          Total Liabilities                                              $             1,000

Commitments and Contingencies                                                              -


                      S T O C K H O L D E R S ' E Q U I T Y
Preferred Stock
20,000,000 authorized shares, par value
$.001 no shares issued and outstanding
Common Stock                                                                          15,630
100,000,000 authorized shares, par value $.001
15,630,000 shares issued and outstanding
Additional Paid-in-Capital                                                            14,330
Retained Earnings                                                                    (30,960)
                                                                           ---------------------
           Total Stockholders' Equity (Deficit)                                       (1,000)
                                                                           ---------------------

           Total Liabilities and Stockholders' Equity                       $              -
                                                                           =====================



     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                             Statement of Operations
                                        ----------------------------------------
                                                   For the Years Ended
                                                       December 31
                                        ----------------------------------------
                                                2003                  2002
                                        ------------------   -------------------
Revenues:
----------
Revenues                                                -                     -
                                         -----------------   -------------------
             Total Revenues                 $           -       $             -

Expenses:
----------
Consulting Expenses                                     -                 1,200
Officer Salary and Expenses                             -                     -
Professional Fees                                       -                 2,105
Lease Expense                                           -                22,000
Vehicle Expenses                                        -                 1,185
Depreciation Expense                                    -                10,759
Other Expenses                                      1,267                 1,517
                                         ------------------   ------------------
             Total Expenses                         1,267                38,766

Net Loss from Operations                    $      (1,267)      $       (38,766)

Other Expenses:
----------------
Loss on Lease Abandonment                   $           -       $       (26,589)
Loss on Equipment Sale                                  -               (20,586)
                                         ------------------   ------------------
Total Other Expense                         $           -       $       (47,175)

Provision for Income Taxes:
Income Tax Benefit (Expense)                            -                     -
                                          ------------------   -----------------
                Net Loss                    $       (1,267)     $       (85,941)
                                           ==================  =================

Basic and Diluted Earnings Per Common Share $        (0.00)     $         (0.01)
                                           ------------------   ----------------

Weighted Average number of Common Shares        15,630,000           15,630,000
used in per share calculations             ==================   ================

     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                        Statement of Stockholders' Equity






                                                           $0.001            Paid-In          Retained       Stockholders'
                                         Shares          Par Value           Capital          Earnings           Equity
                                    ----------------- -----------------  ----------------  ---------------  -----------------
   Balance January 1, 2002                15,630,000           $15,630           $14,330         $56,248            $86,208
                                    ================= =================  ================  ===============  =================
   Net Loss                                                                                      (85,941)           (85,941)
                                    ----------------- -----------------  ----------------  ---------------  -----------------
   Balance December 31, 2002              15,630,000           $15,630           $14,330         (29,693)              $267
                                    ================= =================  ================  ===============  =================
   Net Loss                                                                                       (1,267)            (1,267)
                                    ----------------- -----------------  ----------------  ---------------  -----------------
   Balance December 31, 2003              15,630,000           $15,630           $14,330         (30,960)           $(1,000)
                                    ================= =================  ================  ===============  =================

     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (formerly Cobra Financial Services Inc.)
                             Statement of Cash Flows


                                                 ------------------------------------------------
                                                                For the Year Ended
                                                                    December 31
                                                 ------------------------------------------------
                                                           2003                     2002
                                                 ---------------------   ------------------------

Cash Flows from Operating Activities:
-------------------------------------
Net Loss                                          $           (1,267)    $              (85,941)
Loss on Lease Abandonment                                          -                  26,589.00
Loss on Equipment Sale                                             -                  20,586.00

Changes in operating assets and liabilities:
Depreciation                                                       -                     10,759
Other Liabilities                                                  -                     22,006
                                                 ---------------------   ------------------------

Net Cash Used in Operating Activities             $           (1,267)    $               (6,001)

Cash Flows from Investing Activities:
--------------------------------------
Fixed Assets                                                       -                          -
                                                 ---------------------   ------------------------

Net Cash Used in Investing Activities             $                -     $                    -
                                                 ---------------------   ------------------------
Cash Flows from Financing Activities:
--------------------------------------
Note Payable - Related Party                                   1,000                      6,200
                                                 ---------------------   ------------------------

Net Cash Provided from Financing Activities       $            1,000     $                6,200
                                                 ---------------------   ------------------------
Net Increase (Decrease) in Cash                   $             (267)    $                  199

Cash Balance, Begin Period                                       267                         68
                                                 ---------------------   ------------------------
Cash Balance, End Period                          $                -     $                  267
                                                 =====================   ========================
Supplemental Disclosures:
Cash Paid for interest                                             -                          -
Cash Paid for income taxes                                         -                          -


     0The accompanying notes are integral part of these Financial Statements.

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

Revenue

Revenue consists of general business consulting fees relating to services performed by the Company. The Company records revenue when the service is completed based on the accrual method of accounting. In 2003, the Company did not have any revenue and was inactive.

Federal Income Tax

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

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Fair Value Of Financial Instruments

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2003.

Long-Lived Assets

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Note 3  - Related Parties
--------------------------

Also, Carlton Fleming advanced the Company a total of $1,000 in 2003 and $6,200 in 2002 that is recorded as Note Payable - Related Party.

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

The components of the provision for income tax (expense) benefits are as follows:

                                                   Year Ended December 31,
                                                   2002              2002
                                                   ----              ----
                Deferred:                            $   411           $ 27,771
                Federal                                   57              3,867
                State                                   (468)           (31,738)
                                            ----------------- ------------------
                Valuation Allowance         $            -0-  $             -0-
                                            ----------------- ------------------

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:
                                                   Year Ended December 31,
                                                    2003                2002
                                                    ----                ----
Loss from operations                             ($ 1,267)        ($ 65,941)
Non-Deductible Expenses and Non-Taxable Income        -0-                -0-
                                               --------------- -----------------
                                                  ($1,267)         ($65,941)
                                               --------------- -----------------

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                               Year Ended December 31,
                                               -----------------------
                                            2003                     2002
                                           -------                  --------
Deferred tax assets:
         Net Operating Loss            $   11,434                $   10,966
                                       ----------                ----------
Total deferred tax assets:                 11,434                    10,966
Deferred tax liabilities:
         Net Income                            -0-                       -0-
                                     ----------------         ------------------
Valuation Allowance                   $   (11,434)               $  (10,966)
                                      ---------------         ------------------
Net deferred tax assets (liabilities) $        -0-               $       -0-
                                      ===============         =================

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements


Net deferred tax assets and liabilities have been presented in the financial statements as follows:

                                                 Year Ended December 31,
                                               2003                   2002
                                               ----                   ----
Deferred income taxes - current             $        -0-         $         -0-
Deferred income taxes - non-current                  -0-                   -0-
Net deferred tax assets                     $        -0-         $         -0-
                                            ===============       ==============

Note 6  - Leases
-----------------

The Company leased 256 acres of farmland in Fannin County Texas for its planned farming operations. The lease dated August of 1999 calls for a monthly lease payment of $2,000 per month and expires in April 2002. The lease was continued on a month-to-month basis until November 30, 2002 when the lease was terminated.

During the term of the lease the Company had added some leasehold improvements and a building to the property under lease. The Company is recording a loss on the lease abandonment of $26,589, which is the net depreciable basis of the leasehold improvements and building.

Total rent expense for the year ended December 31, 2003 and 2002 was $ -0- and $22,000, respectively.

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

Note 9  - Subsequent Events
----------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2002 and 2003, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers and Control Persons

       Name                Age  Position(s) and Office(s)
       ----                ---  --------------------------

       Carlton Fleming     43   President, Chief Executive Officer and Director
       Dane Mc Daniel      36   Secretary, Treasurer and Director
       Casey Boaz          34   Director

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

      Mr. Dane McDaniel, age 36, is our secretary, treasurer and a member of our board of directors. Mr. McDaniel has been an officer and director of the Company since 1997. From 1992 until present, Mr. McDaniel has held various positions with Hussmann Manufacturing, a company that manufactures refrigerated coolers. Mr. McDaniel does free-lance accounting and bookkeeping for various companies.

      Mr. Casey Boaz, age 34, is a member of our board of directors. Mr. Boaz was also one of our original founders. He has 7 distinguished years of service in the United States Navy from 1989-1996. Mr. Boaz is also a Gulf War veteran. In 1996, he earned a BS/BA in management from Troy State University. Mr. Boaz has experience in estate planning and trust preparation, investment banking and auditing. From 1997 to 1999, he was with Metlife where he held a Series 6 license and an insurance license and provided financial planning services to Metlife clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. From 1999 to 2000, Mr. Boaz was with Union Planters Investments where he held a Series 6, 7 and insurance license and provided Union Planters Investments' clients with financial planning services, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. He was employed with First Star Bank from 2000, where he held a Series 6, 7 and insurance license and provided financial planning services to First Star Bank's clients, including, but not limited to, advice on retirement planning, 401K plans and life insurance policies. Mr. Boaz purchased his current business in early 2001. He currently owns and operates Cole Youngers, a hardware and lumber company in southern Missouri.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any persons who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and that they failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

      We did not have an audit committee in 2002 and 2003, because we did not have any independent directors. We are in the process of searching for independent directors, as well as an audit committee financial expert.

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

      The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers during the year ending December 31, 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


                           SUMMARY COMPENSATION TABLES

                                                                 Annual Compensation
------------------------------- ------------- -------------------- --------------------- --------------------
           Name and                                                                         Other Annual
      Principal Position            Year          Salary ($)            Bonus ($)         Compensation ($)
------------------------------- ------------- -------------------- --------------------- --------------------
Carlton Fleming, President         2003              -0-                  -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
Carlton Fleming, President         2002              -0-                  -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
Carlton Fleming, President         2001            $20,750                -0-                   -0-
------------------------------- ------------- -------------------- --------------------- --------------------
       Dane McDaniel,              2003              -0-                  -0-                   -0-
  Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------
      Dane McDaniel,               2002              -0-                  -0-                   -0-
  Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------
      Dane McDaniel,               2001              -0-                  -0-                   -0-
  Secretary & Treasurer
------------------------------- ------------- -------------------- --------------------- --------------------

                                     -----------------------------------------------------------------------
                                                    Awards                          Payouts
                                     -----------------------------------------------------------------------
------------------------------ -------- ------------------ ----------------- ------------- ------------------
                                        Restricted Stock      Securities     LTIP Payouts      All Other
 Name and Principal Position               Award(s)($)        Underlying         ($)         Compensation
                                Year                           Options/                           ($)
                                                               SARs(#)
------------------------------ -------- ------------------ ----------------- ------------- ------------------
Carlton Fleming, President       2003           -0-               -0-             -0-              -0-
------------------------------ -------- ------------------ ----------------- ------------- ------------------
Carlton Fleming, President       2002           -0-               -0-             -0-              -0-
------------------------------ -------- ------------------ ----------------- ------------- ------------------
Carlton Fleming, President       2001           -0-               -0-             -0-              -0-
------------------------------ -------- ------------------ ----------------- ------------- ------------------
        Dane McDaniel,           2003           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------
        Dane McDaniel,           2002           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------
       Dane McDaniel,            2001           -0-               -0-             -0-              -0-
    Secretary & Treasurer
------------------------------ -------- ------------------ ----------------- ------------- ------------------

Compensation of Directors

      The Company's directors are not compensated for any meeting the board of directors, which they attend.

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

---------------------------- ----------------------------------------- --------------------------- -----------------
      Title of Class                   Name and Address of                Amount and Nature of        Percent of
                                         Beneficial Owner               Beneficial Ownership(1)        Class(1)
---------------------------- ----------------------------------------- --------------------------- -----------------
                                  Executive Officers & Directors
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                    Carlton Fleming                        42,000,000                65.7%
    ($0.001 par value)             3020 Legacy Drive, Suite 100
                                        Plano, Texas 75093
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                       Dane McDaniel
    ($0.001 par value)                   17 Belaire Court
                                    Truesdale, Missouri 63383                  1,008,000                1.57%
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                         Casey Boaz                         1,008,000                1.57%
    ($0.001 par value)                     RR1 Box 45B
                                    Birchtree, Missouri 65438
---------------------------- ----------------------------------------- --------------------------- -----------------
       Common Stock                  Directors and Executive                  44,016,000                68.9%
    ($0.001 par value)                 Officers as a Group
                                         (3 individuals)
---------------------------- ----------------------------------------- --------------------------- -----------------

         (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $3,000 and $3,000, respectively.

Audit-Related Fees

Clyde Bailey, PC did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2003 and 2002 Corporate tax returns were approximately $0, and $0 respectively.

All Other Fees

The aggregate fees billed by Clyde Bailey, PC for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2003 and 2002, respectively.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of December 2004.

                                                  Opus Communities Inc.


                                                  /s/ Carlton Fleming
                                                  ------------------------------
                                                  Carlton Fleming, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                   Date

/s/ Carlton Fleming     President, Chief Executive Officer     December 29, 2004
----------------------  and Director
Carlton Fleming

/s/ Dane McDaniel       Secretary, Treasurer and Director      December 29, 2004
----------------------
Dane McDaniel

/s/ Casey Boaz          Director                               December 29, 2004
----------------------
Casey Boaz

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

3(ii)            *                  Certificate of Amendment to Articles of
                                    Incorporation. (Incorporated by reference from the Company's Form 10-KSB, file number
                                    000-32845, effective on December 23, 2004).

3(iii)           *                  Bylaws of the Company. (Incorporated by
                                    reference from the Company's Form 10SB12G, file number 000-32845, effective on June 5,
                                    2001).

10(i)            *                  Settlement Agreement by and between Cobra
                                    Financial Services, Inc. and Mr. Carlton
                                    Fleming, dated effective December 1, 2002.
                                    (Incorporated by reference from the
                                    Company's Form 10-KSB, file number
                                    000-32845, effective on December 23, 2004).

31(i)            16                 Certification of Chief Executive Officer
                                    under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)           17                 Certification of Chief Financial Officer
                                    under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)            18                 Certification of Chief Executive Officer of
                                    Opus Communities Inc. Pursuant to 18 U.S.C.
                                    ss.1350

32(i)            19                 Certification of Chief Financial Officer of
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

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 29, 2004


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

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: December 29, 2004



/s/ Dane McDaniel
------------------------------
Dane McDaniel
Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Annual Report of Opus Communities, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof (the "Report"), the undersigned, Carlton Fleming, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 29, 2004                         /s/ Carlton Fleming
                                                 -------------------------------
                                                 Carlton Fleming
                                                 Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Annual Report of Opus Communities, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof (the "Report"), the undersigned, Dane McDaniel, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1)      The Report fully complies with the requirements of Section 13
                  (a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 29, 2004                        /s/ Dane McDaniel
                                                -----------------------------
                                                Dane McDaniel
                                                Chief Financial Officer
                                       19