Form 10QSB
period 2004-03-31
COBRA FINANCIAL SERVICES INC
filed 2005-01-05
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 000-32845
                        ---------

                             Opus Communities, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            TEXAS                                       75-2668876
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
          --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 644-9991
                          -----------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X ]


         On January 4, 2005, there were 63,880,000 outstanding shares of the issuer's common stock, par value $0.001.

                                TABLE OF CONTENTS


PART I -   FINANCIAL INFORMATION...............................................3

ITEM 1.    Financial Statements................................................3
ITEM 2     Management's Discussion & Analysis or Plan of Operations............4
ITEM 3.    Controls and Procedures.............................................5

PART II -  OTHER INFORMATION...................................................5

ITEM 6.    Exhibits and Reports on Form 8-K....................................5

SIGNATURES.....................................................................5
INDEX TO EXHIBITS..............................................................6
CERTIFICATIONS.................................................................7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, and its predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                                 Balance Sheets
                                   (Unaudited)
                                                  March 31           December 31
                                                    2004                2003
                                               ----------------- ---------------
                                   A S S E T S
                                  -------------

Current Assets:
----------------
     Cash                                       $             -   $           -
                                                ----------------  --------------

    Total Current Assets                                      -               -
                                                ----------------  --------------

    Total Assets                                $             -   $           -
                                                ================  ==============


        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
        ------------------------------------------------------------------

Current Liabilities
--------------------
Officer Advances                                $         1,000   $       1,000
                                                ----------------  --------------

    Total Current Liabilities                             1,000           1,000

Commitments and Contingencies                                 -               -
-----------------------------

Stockholders' Equity
---------------------
Preferred Stock,  $.001 par value,                            -               -
20,000,000 shares authorized; none
issued and outstanding

Common stock,  $.001 par value,                          15,630          15,630
100,000,000 shares authorized;
15,630,000 shares issued and outstanding


Additional paid-in capital                               14,330          14,330
Accumulated deficit                                     (30,960)        (30,960)
                                                ----------------  --------------

    Total Stockholders' Equity                           (1,000)         (1,000)
                                                ----------------  --------------

    Total Liabilities and Stockholders' Equity   $            -    $           -
                                                ================  ==============

                 See Accompanying notes to Financial Statements

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Operations
                                   (Unaudited)
                                    --------------------------------------------
                                             Three Months Ended March 31,
                                    --------------------------------------------
                                            2004                      2003
                                    --------------------      ------------------

Revenues:
Revenue                             $                -        $               -
                                    --------------------      ------------------

Total revenues                                       -                        -

Operating Expenses:
General and Administrative                           -                      220
                                    --------------------      ------------------

                                                     -                      220
                                    --------------------      ------------------

Income (Loss) from operations                        -                     (220)
                                    --------------------      ------------------

Provision for Income Taxes:
Income Tax Benefit (Expense)                         -                        -


Net Income (Loss)                   $                -        $            (220)
                                    ====================     ===================

Loss per common share:

From operations                     $                -        $           (0.00)
                                    --------------------      ------------------

Weighted average common shares
outstanding                                 15,630,000               15,180,000
                                    ====================      ==================



                 See Accompanying notes to Financial Statements

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                         --------------------------------------------------
                                                                   Three Months Ended March 31,
                                                         ---------------------------------------------------
                                                                     2004                       2003
                                                         -------------------------   -----------------------
Cash Flows from Operating Activities:
Net Income                                                $                     -     $                (220)

Adjustments to Reconcile net loss to net
cash provided by (used in) operating activities:
   Changes in operating assets and liabilities:
   Accrued Expenses                                                             -                         -
   Deferred Income Tax Benefit                                                  -                         -

                                                         -------------------------   -----------------------
Net Cash provided by (used in) Operating Activities       $                     -     $                (220)

Cash Flows from Investing Activities:
   Fixed Assets                                                                 -                         -

                                                         -------------------------   -----------------------
Net Cash provided by (used in) Investing Activities       $                     -     $                   -

Cash Flows from Financing Activities:
   Issuance of common stock                                                     -                         -
   Advances from officer                                                        -                         -

                                                         -------------------------   -----------------------
Net Cash provided by (used in) Financing Activities       $                     -     $                   -

Net Increase (Decrease) in cash and cash equivalents                            -                      (220)

Cash at beginning of year                                 $                     -     $                 267
                                                         =========================   =======================

Cash at end of year                                       $                     -     $                  47
                                                         =========================   =======================

Supplemental disclosure:
Total interest paid                                       $                     -     $                   -
                                                         =========================   =======================

                 See Accompanying notes to Financial Statements

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

Note 1  - Summary of Significant Accounting Policies
-----------------------------------------------------

General
--------

The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003, and the related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

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

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
--------------------------------------------------------------

Earnings per Common Share
---------------------------

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

Note 2  - Common Stock
-----------------------

There were no changes in the outstanding common stock for the quarter ended March 31, 2004.

Note 3 - Going Concern
-----------------------

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

Note 4  - Subsequent Events
-----------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS and Plan of Operation

Forward-looking Information

         This quarterly report contains forward-looking statements. For this purpose, any Statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. These statements relate to future events or to the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements after the dare of this report to confirm such statements to actual results.

General

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

         We have not had revenues from operations in each of our last two years.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 2004.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OPUS COMMUNITIES, INC.


Dated: January 5, 2005                     /s/ Carlton Fleming
                                            ------------------------------------
                                            Carlton Fleming, President

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

3(ii)             *                 Certificate of Amendment to Articles of
                                    Incorporation. (Incorporated by reference from the Company's Form 10-KSB, file number
                                    000-32845, filed on December 23, 2004).

3(iii)            *                 Bylaws of the Company. (Incorporated by
                                    reference from the Company's Form 10SB12G, file number 000-32845, effective on June 5,
                                    2001).

31(i)             7                 Certification of Chief Executive Officer
                                    under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)            8                 Certification of Chief Financial Officer
                                    under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)             9                Certification of Chief Executive Officer of
                                    Opus Communities Inc. Pursuant to 18 U.S.C.
                                    ss.1350

32(ii)            10                Certification of Chief Financial Officer of
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

1.       I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         (a      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 5, 2005

/s/ Carlton Fleming
---------------------------
Carlton Fleming
Chief Executive Officer

                                                                  EXHIBIT 31(ii)
                                  CERTIFICATION

I, Dane McDaniel, as Chief Financial Officer of Opus Communities, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

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

         (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the small business issuer's internal controls over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors;

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 5, 2005

/s/ Dane McDaniel
---------------------------
Dane McDaniel
Chief Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Carlton Fleming, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 5, 2005                     /s/ Carlton Fleming
                                            --------------------------
                                            Carlton Fleming
                                            Chief Executive Officer

                                                                 EXHIBIT 32 (ii)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Dane McDaniel, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 5, 2005                     /s/ Dane McDaniel
                                            ---------------------------
                                            Dane McDaniel
                                            Chief Financial Officer