Form 10QSB
period 2004-06-30
COBRA FINANCIAL SERVICES INC
filed 2005-01-05
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 000-32845
                        ---------

                             Opus Communities, Inc.
         ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             TEXAS                                       75-2668876
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 644-9991
                           ----------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, and its predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                                 Balance Sheets
                                   (Unaudited)
                                                   -----------------------------
                                                      June 30    December 31
                                                        2004         2003
                                                        ----         ----
                                                   -----------------------------

                                   A S S E T S
                                  -------------

Current Assets:
---------------
     Cash                                          $           7  $           -
                                                   -------------- --------------

       Total Current Assets                                    7               -
                                                   -------------- --------------

           Total Assets                            $           7  $           -
                                                   ============== ==============


        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
        ------------------------------------------------------------------

Current Liabilities
-------------------
Officer Advances                                  $        1,405  $       1,000
                                                   -------------- --------------
       Total Current Liabilities                           1,405          1,000

Commitments and Contingencies                                  -              -
-----------------------------

Stockholders' Equity
---------------------
Preferred Stock,  $.001 par value,                             -              -
20,000,000 shares authorized; none
issued and outstanding

Common stock,  $.001 par value,                           15,630         15,630
100,000,000 shares authorized; 15,630,000
shares issued and outstanding


Additional paid-in capital                                14,330         14,330
Accumulated deficit                                      (31,358)       (30,960)
                                                   -------------- --------------


      Total Stockholders' Equity                          (1,398)        (1,000)
                                                   -------------- --------------

      Total Liabilities and Stockholders' Equity   $           7  $           -
                                                   ============== ==============

                 See accompanying Notes to Financial Statements.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Operations
                                   (Unaudited)

                                            ------------------------------------------------------------------
                                                 Three Months Ended               Six Months Ended
                                                       June 30                          June 30
                                            ------------------------------------------------------------------
                                                 2004             2003           2004              2003
                                            --------------  --------------- ---------------  -----------------
Revenues:
     Revenue                                $          -    $           -   $          -     $            -
                                            --------------  --------------- ---------------  -----------------

         Total revenues                                -                -              -                  -

Operating Expenses:
     General and Administrative                      398            1,061            398              1,281
                                            --------------  --------------- ---------------  -----------------

                                                     398            1,061            398              1,281
                                            --------------  --------------- ---------------  -----------------
     Income (Loss) from operations                  (398)          (1,061)          (398)            (1,281)
                                            --------------  --------------- ---------------  -----------------

Provision for Income Taxes:
     Income Tax Benefit (Expense)                      -                -              -                  -

         Net Income (Loss)                       $  (398)        $ (1,061)      $   (398)          $ (1,281)
                                            ==============  =============== ===============  =================
Loss per common share:

     From operations                             $ (0.00)        $  (0.00)      $  (0.00)          $  (0.00)
                                            --------------  --------------- ---------------  -----------------

Weighted average common shares outstanding    15,630,000       15,180,000     15,630,000         15,180,000
                                            ==============  =============== ===============   ================

                 See accompanying Notes to Financial Statements.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Cash Flows
                                   (Unaudited)


                                                     ------------------------------------------------
                                                                Six Months Ended June 30
                                                     ------------------------------------------------
                                                               2004                       2003
                                                     ------------------------     -------------------
Cash Flows from Operating Activities:
Net Income                                           $                (398)       $         (1,281)


Adjustments to Reconcile net loss to net
cash provided by (used in) operating
activities:
    Changes in operating assets and liabilities:
       Accrued Expenses                                                  -                       -
       Deferred Income Tax Benefit                                       -                       -

                                                     ------------------------     -------------------
Net Cash provided by (used in) Operating Activities  $                (398)       $         (1,281)

Cash Flows from Investing Activities:
       Fixed Assets                                                      -                       -

                                                     ------------------------     -------------------
Net Cash provided by (used in) Investing Activities  $                   -       $               -

Cash Flows from Financing Activities:
       Advances from officer                                           405                   1,000
                                                     ------------------------     -------------------
Net Cash provided by (used in) Financing Activities  $                 405       $           1,000

Net Increase (Decrease) in cash and cash equivalents                     7                    (281)

Cash at beginning of year                            $                   -       $             267
                                                     ========================     ===================

Cash at end of year                                  $                   7       $             (14)
                                                     ========================     ===================

Supplemental disclosure:
       Total interest paid                           $                   -       $               -
                                                     ========================     ===================

                 See accompanying Notes to Financial Statements.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements



Note 1  - Summary of Significant Accounting Policies
-----------------------------------------------------

General
--------

The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of June 30, 2004 and for the three and six months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three and six months ended June 30, 2004 and 2003, and their cash flows for the six months ended June 30, 2004.

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

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements


Note 1  - Summary of Significant Accounting Policies (con't)
------------------------------------------------------------

Earnings per Common Share
--------------------------

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

There were no changes in the outstanding common stock for the quarter ended June 30, 2004.

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


Note 4  - Subsequent Events
----------------------------

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

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter of 2004.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OPUS COMMUNITIES, INC.


Dated: January 5, 2005                     /S/ Carlton Fleming
                                           -------------------------
                                           Carlton Fleming, President

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

3(ii)             *                 Bylaws of the Company. (Incorporated by
                                    reference from the Company's Form 10SB12G, file number 000-32845, effective on June 5,
                                    2001).

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

/s/ Dane McDaniel
---------------------------
Dane McDaniel
Chief Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Carlton Fleming, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 5, 2005                     /s/ Carlton Fleming
                                           --------------------------------
                                           Carlton Fleming
                                           Chief Executive Officer

                                                                 EXHIBIT 32 (ii)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Dane McDaniel, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 5, 2005                     /s/ Dane McDaniel
                                           --------------------------------
                                           Dane McDaniel
                                           Chief Financial Officer