Form 10QSB
period 2004-09-30
OPUS COMMUNITIES, INC.
filed 2005-01-10
CIK 1118650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


COMMISSION FILE NUMBER: 000-32845
                        ---------

                             Opus Communities, Inc.
         ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            TEXAS                                       75-2668876
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          811 S. Central Expressway, Suite 210, Richardson, Texas 75080
         ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                TABLE OF CONTENTS
                                ------------------


PART I   - FINANCIAL INFORMATION...............................................3

ITEM 1.  Financial Statements..................................................3
ITEM 2   Management's Discussion & Analysis and Plan of Operations.............4
ITEM 3.  Controls and Procedures...............................................5

PART II   - OTHER INFORMATION..................................................5

ITEM 4.  Submission of Matters to a Vote of Security Holders...................5
ITEM 6.  Exhibits and Reports on Form 8-K......................................5

SIGNATURES.....................................................................5
INDEX TO EXHIBITS..............................................................6
CERTIFICATIONS.................................................................7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, and its predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2003.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                                 Balance Sheets
                                   (Unaudited)

                                                      September 30            December 31
                                                           2004                    2003
                                                           ----                    ----
                                                    --------------------    -------------------
                                   A S S E T S
                                  -------------

Current Assets:
----------------
     Cash                                            $               47      $               -
                                                    --------------------    -------------------
      Total Current Assets                                           47                      -
                                                    --------------------    -------------------

                     Total Assets                    $               47      $               -


        L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
        ------------------------------------------------------------------

Current Liabilities
--------------------
Officer Advances                                     $            1,405      $           1,000
                                                    --------------------    -------------------
                                                                      -                      -
      Total Current Liabilities                                   1,405                  1,000
                                                    ====================    ===================

Commitments and Contingencies                                         -                      -
-----------------------------


Stockholders' Equity
---------------------
Preferred Stock,  $.001 par value,                                    -                      -
20,000,000 shares authorized; none
issued and outstanding

Common stock,  $.001 par value,                                  63,880                 93,780
100,000,000 shares authorized;
63,880,000 and 93,780,000 shares
issued and outstanding

Shares to be Issued                                               7,770                      -
Additional paid-in capital                                      (28,920)               (63,820)
Accumulated deficit                                             (44,088)               (30,960)
                                                    --------------------    -------------------

      Total Stockholders' Equity                                 (1,358)                (1,000)
                                                    --------------------    -------------------

      Total Liabilities and Stockholders' Equity    $                47      $               -
                                                    ====================    ===================

                 See accompanying notes to Financial Statements.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Operations
                                   (Unaudited)

                                                          -----------------------------------------------------------------
                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30                    September 30
                                                          -----------------------------------------------------------------
                                                               2004              2003           2004             2003
                                                          ----------------  ------------------------------  ---------------
Revenues:
         Revenue                                           $            -    $           -  $           -    $           -
                                                          ----------------  ------------------------------  ---------------

               Total revenues                                           -                -              -                -

Operating Expenses:
         General and Administrative                                12,755              379         13,128            1,660
                                                          ----------------  ------------------------------  ---------------

                                                                   12,755              379         13,128            1,660
                                                          ----------------  ------------------------------  ---------------

               Income (Loss) from operations                      (12,755)            (379)       (13,128)          (1,660)
                                                          ----------------  ------------------------------  ---------------

Provision for Income Taxes:
         Income Tax Benefit (Expense)                                   -                -              -                -



               Net Income (Loss)                                $ (12,755)          $ (379)      $(13,128)        $ (1,660)
                                                          ================  ==============================  ===============

Loss per common share:

               From operations                                   $  (0.00)         $ (0.00)       $ (0.00)         $ (0.00)

                                                          ----------------  ------------------------------  ---------------

Weighted average common shares outstanding                     73,790,000       93,780,000     89,337,779       93,780,000
                                                          ================  ==============================  ===============


                 See accompanying notes to Financial Statements.

                              OPUS Communities Inc.
                    (formerly Cobra Financial Services Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                ----------------------------------------------
                                                                        Nine Months Ended September 30
                                                                ----------------------------------------------
                                                                          2004                    2003
                                                                -------------------------  -------------------
Cash Flows from Operating Activities:
Net Income                                                      $              (13,128)    $            (1,660)


Adjustments to Reconcile net loss to net
cash provided by (used in) operating activities:
       Shares Issued for Services                                                5,000
       Changes in operating assets and liabilities:
            Accrued Expenses                                                         -                      -
                                                                -------------------------  -------------------
Net Cash provided by (used in) Operating Activities             $               (8,128)    $           (1,660)

Cash Flows from Investing Activities:
       Fixed Assets                                                                  -                      -
                                                                -------------------------  -------------------
Net Cash provided by (used in) Investing Activities             $                    -     $                -

Cash Flows from Financing Activities:
       Shares to be Issued                                                       7,770                      -
       Advances from officer                                                       405                  1,000
                                                                -------------------------  -------------------
Net Cash provided by (used in) Financing Activities             $                8,175     $            1,000

Net Increase (Decrease) in cash and cash equivalents                                47                   (660)

Cash at beginning of year                                       $                    -     $              267
                                                                =========================  ===================

Cash at end of year                                             $                   47     $             (393)
                                                                =========================  ===================

Supplemental disclosure:
       Total interest paid                                      $                    -     $               -
                                                                =========================  ===================
       Total taxes paid                                         $                    -     $               -
                                                                =========================  ===================

                 See accompanying notes to Financial Statements.

                             OPUS Communities, Inc.
                    (formerly Cobra Financial Services Inc.)
                          Notes to Financial Statements



Note 1  - Summary of Significant Accounting Policies
-----------------------------------------------------

General
-------
The unaudited interim financial statements of the Cobra Financial Services, Inc. ("Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and 2003, and their cash flows for the nine months ended September 30, 2004.

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

Fair Value Of Financial Instruments
------------------------------------

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at September 30, 2004.

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

Note 2  - Common Stock
-----------------------

On August 2, 2004, the Company agreed to cancel 5,000,000 shares to the Company's principal shareholder.

On August 4, 2004, the Company agreed to a six to one forward split of the outstanding common stock. At the time of the forward split there were 10,630,000 shares outstanding resulting in 63,780,000 common shares outstanding after the forward split.

On September 1, 2004, the Company issued 100,000 shares for consulting services. These shares have been valued at $5,000 for the services provided.

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATIONS

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

         Stockholders holding 43,008,000 shares (67.27% of outstanding shares) of common stock in Cobra Financial Services, Inc., a Texas corporation (the "Company"), on Wednesday, August 4, 2004, authorized the Company by written consent to amend the Company's Articles of Incorporation to change the name of the Company to Opus Communities, Inc. as well as effectuate a 6-for-1 forward stock split, without any change to the number of shares of common stock authorized for issuance or any change in par value. As these actions were implemented by shareholder consent, no shares were voted against or withhold.

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

                                        OPUS COMMUNITIES, INC.


Dated: January 10, 2005                 /S/ Carlton Fleming
                                        -----------------------------
                                        Carlton Fleming, President

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

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: January 10, 2005

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

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: January 10, 2005

/s/ Dane McDaniel
---------------------------
Dane McDaniel
Chief Financial Officer

                                                                  EXHIBIT 32 (i)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Carlton Fleming, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 10, 2005                         /s/ Carlton Fleming
                                                -----------------------------
                                                Carlton Fleming
                                                Chief Executive Officer

                                                                 EXHIBIT 32 (ii)

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of Opus Communities, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof (the "Report), the undersigned, Dane McDaniel, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 10, 2005                         /s/ Dane McDaniel
                                                --------------------------------
                                                Dane McDaniel
                                                Chief Financial Officer