Form 10KSB
period 2004-12-31
OPUS COMMUNITIES, INC.
filed 2005-05-10
CIK 1118650

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2004.

[_]  Transition  Report  Under  Section  13  or 15(d) of the Securities Exchange
     Act  of  1934  For  the  transition  period  from           to
                                                        --------    --------.

Commission file number: 000-32845
                        ---------

                              OPUS COMMUNITIES INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)


          TEXAS                                         75-2668876
          -----                                         ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


                2600 VENTURA DR., SUITE 1521, PLANO, TEXAS 75093
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 364-8282
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                         COMMON STOCK ($0.001 PAR VALUE)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenues for the year ended December 31, 2004, were $0.

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $993,200 on the last business day of the registrant's most recently completed annual report. On April 19, 2005, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 63,880,000.

                                TABLE OF CONTENTS


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
          ITEM 1.   Description Of Business . . . . . . . . . . . . . . . . . .  3
          ITEM 2.   Description Of Property . . . . . . . . . . . . . . . . . .  4
          ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  4
          ITEM 4.   Submission Of Matters To A Vote Of Security Holders . . . .  7
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          ITEM 5.   Market For Common Equity And Related Stockholder Matters  .  4
          ITEM 6.   Management's Discussion And Analysis Or Plan Of Operation .  5
          ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . .  8
                    Changes In And Disagreements With Accountants On
          ITEM 8.   Accounting And Financial Disclosure . . . . . . . . . . . .  9
          ITEM 8A.  Controls And Procedures . . . . . . . . . . . . . . . . . .  9

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
          ITEM 9.   Directors And Executive Officers. . . . . . . . . . . . . .  9
          ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . 10
                    Security Of Certain Beneficial Owners And Management
          ITEM 11.  And Related Stockholder Matters . . . . . . . . . . . . . . 11
          ITEM 12.  Certain Relationships And Related Transactions. . . . . . . 12
          ITEM 13.  Exhibits And Reports On Form 8-K. . . . . . . . . . . . . . 12
          ITEM 14.  Principal Accountant Fees and Services. . . . . . . . . . . 12

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

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

ITEM 1.     DESCRIPTION OF BUSINESS

     As used herein, the term "Company" refers to Opus Communities, Inc., a Texas corporation, unless the context indicates otherwise. The Company, formerly known as Cobra Financial Services, Inc. ("Cobra"), was incorporated on September 16, 1996 for the purpose of investing in agricultural land and projects. Although the Company's operations have historically consisted of providing investments in the agricultural industry, including our attempt to export meat products, the Company closed its agricultural operations due to continued losses in 2003. The winding down of these operations was facilitated by the Company's December 2002 sale of farm equipment to our major shareholder in exchange for his discharge of our indebtedness to him of approximately $36,400. This sale and discharge of indebtedness occurred in conjunction with the termination of our farm lease. To reflect the change in operations the Company's name was changed to Opus Communities, Inc. on August 19, 2004.

     The Company's business in 2004 consisted of searching for viable business operations to acquire or merge with in our attempt to achieve profitability. We are attempting to obtain profitability by searching for candidates with which to merge or acquire.

     At present, we have no employees and our affairs are handled by our officers.

ITEM  2.     DESCRIPTION OF PROPERTY

     Our headquarters are located at 2600 Ventura Dr. Suite 1521, Plano, TX 75093. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 3.     LEGAL PROCEEDINGS

     On March 10, 2005, Opus Corporation, Opus Northwest Corporation, Opus South Corporation and Opus West Corporation filed a civil lawsuit in The United States District Court for the Southern District of Florida against Opus Communities, Inc. alleging among other things, Trademark Infringement and Unfair Competition. Opus Communities denies the allegations and has retained counsel in an attempt to settle the litigation. Opus Communities, Inc. has agreed to change the name of the Corporation and is taking the necessary steps for a name change.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2004.

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

Year  Quarter             High    Low
2004  Third *             $1.20  $1.05
      Fourth              $1.25  $0.64

     *Note that trading in our common stock on the Pink Sheets did not begin until approximately September 8, 2004.

Shareholders

     The Company is authorized to issue One Hundred Thousand (100,000,000) shares of Common Stock and Twenty Million (20,000,000) shares of preferred stock ("Preferred Stock"). As of April 19, 2005, there were approximately 30 shareholders of record holding a total of 63,880,000 shares of Common Stock.

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

--------------------------------------------------------------------------------
  Plan Category         Number of         Weighted-       Number of securities
                    securities to be    average price   remaining available for
                       issued upon     of outstanding    future issuance under
                       exercise of        options,        equity compensation
                       outstanding      warrants and        plans (excluding
                        options,           rights       securities reflected in
                      warrants and           (b)              column (a))
                         rights                                   (c)
                           (a)
--------------------------------------------------------------------------------
Equity                              0                0                         0
compensation plans
approved by
security holders
--------------------------------------------------------------------------------
Equity                              0                0                         0
compensation plans
not approved by
security holders
--------------------------------------------------------------------------------
Total                               0                0                         0
--------------------------------------------------------------------------------

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

Results of operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Revenues for the fiscal year ended December 31, 2004 and the same period for 2003 was $0. The operating loss increased to $47,052 as compared to $1,267 in 2003 as a result in a increase of Professional Fees from $0 for the year ended December 2003, to $15,622 for 2004 and a increase in consulting expenses from $0 for the year-end December 31, 2003 to $5,000 in 2004, and an increase of Officers Salary from $0 for the year ended December 2003, to $24,860 for 2004.

--------------------------------------------
EXPENSES                      2004     2003
--------------------------------------------
Consulting Expenses          $ 5,000  $    0
--------------------------------------------
Officer Salary and Expenses   24,860       0
--------------------------------------------
Professional Fees             15,622       0
--------------------------------------------
Lease                              0       0
--------------------------------------------
Vehicle                            0       0
--------------------------------------------
Depreciation                       0       0
--------------------------------------------
Other                          1,488   1,267
--------------------------------------------

Liquidity and capital resources

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

     As of December 31, 2004, our net cash used in operating activities was $4,630, compared to $267 for the same period in 2003. Net cash used in investing activities as of December 31, 2004 and the same period in 2003 was $0. Net cash provided from financing activities increased to $22,600 for the year ended December 31, 2004 from $1,000 for the same period in 2003.

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

ITEM 7.     FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 2004 are attached hereto beginning on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Opus Communities Inc.

We have audited the accompanying balance sheet of Opus Communities Inc.("Company"), formerly Cobra Financial Services Inc. as of December 31, 2004 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended December 31, 2004 and 2003 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on my audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the twelve month period ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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



                                Clyde Bailey P.C.
San  Antonio, Texas
March 30. 2005

                              OPUS COMMUNITIES INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004


                                   A S S E T S
                                   -----------

Current Assets
--------------
        Cash                                           $ 4,630
                                                       -------
              Total Current Assets                                 4,630
                                                                ---------

        Total Assets                                            $  4,630
                                                                =========

                               L I A B I L I T I E S
                               ---------------------
Current Liabilities
-------------------
Accrued Interest                                       $    82
Note Payable                                            25,000

          Total Current Liabilities                               25,082
                                                                ---------

          Total Liabilities                                     $ 25,082

Commitments and Contingencies                                          -


                      S T O C K H O L D E R S '  E Q U I T Y
                      --------------------------------------
Preferred Stock

20,000,000 authorized shares, par
value $.001 no shares issued and
outstanding
Common Stock                                                      63,880
100,000,000 authorized shares, par value $.001
63,880,000 shares issued and outstanding

Additional Paid-in-Capital                                       (28,920)
Stock to be issued                                                22,600
Retained Earnings                                                (78,012)
                                                                ---------

          Total Stockholders' Equity (Deficit)                   (20,452)
                                                                ---------

          Total Liabilities and Stockholders' Equity            $  4,630
                                                                =========

    The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                             STATEMENT OF OPERATIONS

                                               --------------------------
                                                  FOR THE YEARS ENDED
                                                      DECEMBER 31
                                               --------------------------
                                                   2004          2003
                                               ------------  ------------
REVENUES:
---------

Revenues                                                 -             -
                                               ------------  ------------

      Total Revenues                           $         -   $         -


EXPENSES:
---------

Consulting Expenses                                  5,000             0
Officer Salary and Expenses                         24,860             0
Professional Fees                                   15,622             0
Interest Expense                                        82             0
Other Expenses                                       1,488         1,267
                                               ------------  ------------

      Total Expenses                                47,052         1,267

Net Loss from Operations                       $   (47,052)  $    (1,267)
                                               ------------  ------------


Provision for Income Taxes:
Income Tax Benefit (Expense)                             -             -
                                               ------------  ------------

              Net Loss                         $   (47,052)  $    (1,267)
                                               ============  ============

Basic and Diluted Earnings Per Common Share    $     (0.00)  $     (0.00)
                                               ------------  ------------

Weighted Average number of Common Shares        81,313,333    93,780,000
used in per share calculations                 ============  ============


     The accompanying notes are integral part of these Financial Statements.

                                                              OPUS COMMUNITIES INC
                                                       Statement of  Stockholders' Equity


                                               $0.001          Stock          Paid-In         Retained      Stockholders'
                               Shares        Par Value      to be Issued      Capital         Earnings         Equity
                           --------------  --------------  --------------  --------------  --------------  ---------------
Balance January 1, 2003       93,780,000   $      93,780   $           -   $     (63,820)  $     (29,693)  $          267

Net Loss                                                                                          (1,267)          (1,267)
                           --------------  --------------  --------------  --------------  --------------  ---------------
Balance December 31, 2003     93,780,000   $      93,780   $           -   $     (63,820)        (30,960)  $       (1,000)

Stock Cancelled              (30,000,000)        (30,000)                  $      30,000

Stock Issued for Services        100,000             100                           4,900                            5,000

Stock Issued for Cash                                  -          22,600                                           22,600

Net Loss                                                                                         (47,052)         (47,052)
                           --------------  --------------  --------------  --------------  --------------  ---------------
Balance December 31, 2004     63,880,000   $      63,880          22,600   $     (28,920)        (78,012)  $      (25,452)
                           ==============  ==============  ==============  ==============  ==============  ===============


     The accompanying notes are integral part of these Financial Statements.

                              OPUS COMMUNITIES INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                             STATEMENT OF CASH FLOWS


                                              --------------------------
                                                  FOR THE YEAR ENDED
                                                      DECEMBER 31
                                              --------------------------
                                                  2004          2003
                                              ------------  ------------
Cash Flows from Operating Activities:
-------------------------------------

Net Loss                                      $   (47,052)  $    (1,267)
    Stock Issued for Services                       5,000             -


Changes in operating assets and liabilities:
    Accrued Interest                                   82             -
                                              ------------  ------------

Net Cash Used in Operating Activities         $   (41,970)  $    (1,267)


Cash Flows from Investing Activities:
-------------------------------------

Fixed Assets                                            -             -
                                              ------------  ------------

Net Cash Used in Investing Activities         $         -   $         -
                                              ------------  ------------

Cash Flows from Financing Activities:
-------------------------------------

      Advances from Officer                        (1,000)            -
      Stock Issued for Cash                        22,600
      Short Term Borrowing                         25,000         1,000
                                              ------------  ------------

Net Cash Provided from Financing Activities   $    46,600   $     1,000
                                              ------------  ------------

Net Increase (Decrease) in Cash               $     4,630   $      (267)

Cash Balance, Begin Period                          4,630             -
                                              ------------  ------------

Cash Balance, End Period                      $         -   $       267
                                              ============  ============

Supplemental Disclosures:
Cash Paid for interest                                  -             -
Cash Paid for income taxes                              -             -
Stock Issued for Services                           5,000             -


     The accompanying notes are integral part of these Financial Statements.

                             OPUS COMMUNITIES, INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ORGANIZATION
------------

OPUS Communities Inc.("the Company") was originally incorporated under the laws of the State of Texas on September 16, 1996 as Cobra Financial Services Inc. for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 63,880,000 shares issued and outstanding as of December 31, 2004. On May 10, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common share to 100,000,000, authorized 20,000,000 in preferred stock, and change the par value to $.001 for both classes of stock. On August 19, 2004, an amendment and restated articles of incorporation was filed with the Secretary of State of Texas to change the name from Cobra Financial Services Inc. to OPUS Communities Inc.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2004.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No.109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do no have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

                             OPUS COMMUNITIES, INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK
---------------------

On August 2, 2004, the Company agreed to cancel 5,000,000 shares to the Company's principal shareholder.

On August 4, 2004, the Company agreed to a six to one forward split of the outstanding common stock. At the time of the forward split there were 10,630,000 shares outstanding resulting in 63,780,000 common shares outstanding after the forward-split.

On September 1, 2004, the Company issued 100,000 shares for consulting services. These shares have been valued at $5,000 for the services provided.

In the fourth quarter of 2004 a total of $22,600 was received pursuant to a subscription agreement from two unrelated parties. The private placement agreement calls for the stock to issued at $.75 per share.

NOTE 3 - RELATED PARTIES
------------------------

Also, Carlton Fleming advanced the Company a total of $1,000 in 2003 that is recorded as Advances from Officer, and $24,860 in 2004 as Officer Salary.

An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

NOTE 4 - NOTE PAYABLE
---------------------

On December 13, 2004 a promissory note was secured for $25,000 from an unrelated party that matured February 14, 2005, but was extended for ninety days until May 14, 2005. The note carries an interest rate of 8% and accrued interest in the amount of $82 has been recorded as of December 31, 2004. The note carries a conversion feature at the option of the Company to be converted for 100,000 shares.

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

                             OPUS COMMUNITIES, INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                          NOTES TO FINANCIAL STATEMENTS

relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes.

The components of the provision for income tax (expense) benefits are as follows:

                        Year Ended December 31,
                        -----------------------
                          2004           2003
                          ----           ----
Deferred:
    Federal          $     15,259   $        411
    State                   2,117             57
Valuation Allowance     (  17,376)          (468)
                     -------------  -------------
                     $         -0-  $         -0-
                     -------------  -------------

Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                    2004          2003
                                                    ----          ----
Loss from operations                               ($17,376)      ($1,267)
Non-Deductible Expenses and Non-Taxable Income          -0-           -0-
                                                --------------------------
                                                   ($17,376)      ($1,267)
                                                --------------------------

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                                          Year Ended December 31,
                                          -----------------------
                                           2004           2003
                                           ----           ----
Deferred tax assets:
    Net Operating Loss                 $     28,810   $     11,434
                                       -------------  -------------
Total deferred tax assets:                   28,810         11,434
Deferred tax liabilities:
    Net Income                                   -0-            -0-
                                       -------------  -------------
Valuation Allowance                    $    (28,810)  $    (11,434)
                                       -------------  -------------
Net deferred tax assets (liabilities)  $         -0-  $         -0-
                                       =============  =============

                             OPUS COMMUNITIES, INC.
                    (FORMERLY COBRA FINANCIAL SERVICES INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has no revenue and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows and take steps towards achieving profitable operations through its business plan.


NOTE 7 - SUBSEQUENT EVENTS
--------------------------

On March 10, 2005, Opus Corporation, Opus Northwest Corporation, Opus South Corporation and Opus West Corporation filed a civil lawsuit in The United States District Court for the Southern District of Florida against Opus Communities, Inc. alleging among other things, Trademark Infringement and Unfair Competition. Opus Communities denies the allegations and has retained counsel in an attempt to settle the litigation. Opus Communities, Inc. has agreed to change the name of the Corporation and is taking the necessary steps for a name change.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 2003 and 2004, the Company had no changes or disagreements with its accountants, Clyde Bailey, P.C., on accounting or financial disclosures.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors, Executive Officers and Control Persons

NAME             AGE  POSITION(S) AND OFFICE(S)
---------------  ---  -------------------------
Carlton Fleming   43  President, Chief Executive Officer and Director
Dane Mc Daniel    36  Secretary, Treasurer and Director
Casey Boaz        34  Director

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

     We did not have an audit committee in 2003 and 2004, because we did not have any independent directors. We are in the process of searching for independent directors, as well as an audit committee financial expert.

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

     The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers during the year ending December 31, 2004. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

                          SUMMARY COMPENSATION TABLES

                                     -----------------------------------------------
                                                 Annual Compensation
------------------------------------------------------------------------------------
    Name and                                                          Other Annual
Principal Position         Year        Salary ($)      Bonus ($)    Compensation ($)
------------------------------------------------------------------------------------
  Carlton Fleming,         2004         $24,860           -0-             -0-
    President
------------------------------------------------------------------------------------
  Carlton Fleming,         2003           -0-             -0-             -0-
    President
------------------------------------------------------------------------------------
  Carlton Fleming,         2000           -0-             -0-             -0-
    President
------------------------------------------------------------------------------------
   Dane McDaniel,          2003           -0-             -0-             -0-
Secretary & Treasurer
------------------------------------------------------------------------------------
   Dane McDaniel,          2002           -0-             -0-             -0-
Secretary & Treasurer
------------------------------------------------------------------------------------
   Dane McDaniel,          2001           -0-             -0-             -0-
Secretary & Treasurer
------------------------------------------------------------------------------------

                                     ---------------------------------------------------------
                                               Awards                       Payouts
----------------------------------------------------------------------------------------------
                                      Restricted     Securities        LTIP         All Other
Name and Principal                       Stock       Underlying       Payouts     Compensation
   Position                Year       Award(s)($)     Options/          ($)            ($)
                                                       SARs(#)
----------------------------------------------------------------------------------------------
  Carlton Fleming,         2004           -0-            -0-            -0-            -0-
    President
----------------------------------------------------------------------------------------------
  Carlton Fleming,         2003           -0-            -0-            -0-            -0-
    President
----------------------------------------------------------------------------------------------
  Carlton Fleming,         2002           -0-            -0-            -0-            -0-
    President
----------------------------------------------------------------------------------------------
   Dane McDaniel,          2004           -0-            -0-            -0-            -0-
Secretary & Treasurer
----------------------------------------------------------------------------------------------
   Dane McDaniel,          2003           -0-            -0-            -0-            -0-
Secretary & Treasurer
----------------------------------------------------------------------------------------------
   Dane McDaniel,          2002           -0-            -0-            -0-            -0-
Secretary & Treasurer
----------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------
Title of Class                Name and Address of               Amount and Nature       Percent of
                                Beneficial Owner                  of Beneficial          Class(1)
                                                                   Ownership(1)
-----------------------------------------------------------------------------------------------------
                         Executive Officers & Directors
-----------------------------------------------------------------------------------------------------
   Common Stock                 Carlton Fleming
($0.001 par value)        2600 Ventura Dr., Suite 1521
                               Plano, Texas 75093                   42,000,000            65.7%
-----------------------------------------------------------------------------------------------------
   Common Stock                  Dane McDaniel
($0.001 par value)              17 Belaire Court
                           Truesdale, Missouri 63383                1,008,000             1.57%
-----------------------------------------------------------------------------------------------------
   Common Stock                   Casey Boaz
($0.001 par value)                RR1 Box 45B
                           Birchtree, Missouri 65438                1,008,000             1.57%
-----------------------------------------------------------------------------------------------------
   Common Stock          Directors and Executive Officers
($0.001 par value)                 as a Group
                                (3 individuals)                     44,016,000            68.9%
-----------------------------------------------------------------------------------------------------

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years were $3,000 and $3,000, respectively.

Audit-Related Fees

Clyde Bailey, PC did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees

Clyde Bailey, PC did not render any professional services for tax compliance, tax advice, or tax planning during 2004. The fees associated for the preparation of the 2004 and 2003 Corporate tax returns were approximately $450, and $450 respectively.

All Other Fees

The aggregate fees billed by Clyde Bailey, PC for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2004 and 2003, respectively.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly
authorized, this      day of May 2005.
                 ----


                                               Opus Communities Inc.



                                               ---------------------------------
                                               Carlton Fleming, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                        Date


                      President, Chief Executive Officer     May    , 2005
--------------------  and Director                               ---
Carlton Fleming

                      Secretary, Treasurer and Director      May    , 2005
--------------------                                             ---
Dane McDaniel

                      Director                               May    , 2005
--------------------                                             ---
Casey Boaz

                                INDEX TO EXHIBITS


EXHIBIT   PAGE
  NO.     NO.   DESCRIPTION

3(i)      *     Articles of Incorporation of the Company. (Incorporated by
                reference from the Company's Form 10SB12G, file number 000-
                32845, effective on June 5, 2001).

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
                Pursuant to 18 U.S.C. Sec.1350

32(i)     19    Certification of Chief Financial Officer of Opus Communities Inc.
                Pursuant to 18 U.S.C. Sec.1350


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.